Form 10-Q
period 2000-09-30
ORION POWER HOLDINGS INC
filed 2000-11-21
CIK 1120236

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM        TO        .

                       COMMISSION FILE NUMBER:  001-16077

                           ORION POWER HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      52-2087649
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

      7 EAST REDWOOD STREET, 10TH FLOOR
          BALTIMORE, MARYLAND 21202                                21202
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (410) 230-3500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                               Yes  [ ]  No  [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

     93,095,926 shares of common stock, $0.01 par value, outstanding as of November 21, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                              PAGE
                                                              NO.
                                                              ----
FINANCIAL INFORMATION
Item 1. Financial Statements
         Consolidated Balance Sheets........................    2
         Consolidated Statements of Income..................    3
         Consolidated Statements of Cash Flows..............    4
         Notes to Consolidated Financial Statements.........    6
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................   11

PART II. OTHER INFORMATION
Item 1. Legal Proceedings...................................   19
Item 2. Changes in Securities and Use of Proceeds...........   19
Item 3. Defaults Upon Senior Securities.....................   20
Item 4. Submission of Matters to a Vote of Security
        Holders.............................................   20
Item 5. Other Information...................................   20
Item 6. Exhibits and Reports on Form 8-K....................   20

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  1999            2000
                                                              ------------    -------------
                                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $   78,549      $   17,375
  Restricted cash...........................................       56,866         212,873
  Accounts receivable.......................................       37,271         132,334
  Inventories and supplies..................................       10,427          51,034
  Deferred income tax assets................................        1,083           1,200
  Prepaid expenses and other current assets.................       13,765          52,771
                                                               ----------      ----------
Total current assets........................................      197,961         467,587
PROPERTY AND EQUIPMENT:
  Land......................................................       53,314          64,553
  Generation assets.........................................      931,389       2,650,541
  Other equipment...........................................        9,207          36,943
  Accumulated depreciation..................................      (18,075)        (90,252)
                                                               ----------      ----------
Net property and equipment..................................      975,835       2,661,785
OTHER NONCURRENT ASSETS:
Prepaid expenses and other noncurrent assets................        3,164           3,274
Identifiable purchased intangibles, net of accumulated
  amortization of $857 and $3,652, respectively.............       59,284          70,560
Deferred financing costs, net of accumulated amortization of
  $2,178 and $9,809, respectively...........................       15,763          39,666
                                                               ----------      ----------
Total other noncurrent assets...............................       78,211         113,500
                                                               ----------      ----------
Total assets................................................   $1,252,007      $3,242,872
                                                               ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................   $   23,643      $   60,312
  Accrued expenses..........................................       14,420          36,806
  Note payable -- current portion...........................          286             286
  Interest payable..........................................        3,573          31,977
  Deferred revenue..........................................        1,794             897
                                                               ----------      ----------
Total current liabilities...................................       43,716         130,278
NOTE PAYABLE, LONG-TERM.....................................          308             333
NOTES PAYABLE TO STOCKHOLDERS...............................       71,086              --
LONG-TERM DEBT..............................................      716,000       2,268,137
DEFERRED INCOME TAX LIABILITIES.............................        3,094           5,970
OTHER LONG-TERM LIABILITIES.................................       22,387          47,130
                                                               ----------      ----------
         Total liabilities..................................      856,591       2,451,848
                                                               ----------      ----------
COMMITMENTS AND CONTINGENCIES (NOTE 6)
COMMON STOCK SUBJECT TO RELATED PARTY PUT RIGHTS, $.01 PAR
  VALUE; 1,219,355 SHARES ISSUED AND OUTSTANDING............           --          19,554
                                                               ----------      ----------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 200 million shares
    authorized; 36,162,629 and 67,597,539 shares issued and
    outstanding, respectively...............................          362             676
  Additional paid-in capital................................      393,416         759,280
  Deferred compensation.....................................       (1,811)         (3,770)
  Notes receivable from officers............................         (671)         (5,853)
  Retained earnings.........................................        4,120          21,137
                                                               ----------      ----------
Total stockholders' equity..................................      395,416         771,470
                                                               ----------      ----------
Total liabilities and stockholders' equity..................   $1,252,007      $3,242,872
                                                               ==========      ==========

   The accompanying notes are an integral part of these consolidated balance sheets.

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                     FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                     ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                     --------------------   -------------------
                                                       1999       2000        1999       2000
                                                       ----       ----        ----       ----
                                                         (UNAUDITED)            (UNAUDITED)
OPERATING REVENUE..................................  $35,612    $343,010    $37,635    $684,684
                                                     -------    --------    -------    --------
OPERATING EXPENSES:
  Fuel.............................................       --     189,539         --     317,245
  Operations & maintenance.........................    4,005      32,569      5,970      68,122
  General & administrative.........................    7,362       9,837      9,499      24,333
  Property taxes...................................    6,886      18,336      7,166      45,352
  Depreciation and amortization....................    5,340      33,143      5,749      75,439
  Charge for buyout of operations and
     maintenance contracts with related party......       --          --         --      19,000
                                                     -------    --------    -------    --------
Total operating expenses...........................   23,593     283,424     28,384     549,491
                                                     -------    --------    -------    --------
OPERATING INCOME...................................   12,019      59,586      9,251     135,193
Interest expense, net..............................   (7,471)    (52,835)    (7,508)   (105,138)
                                                     -------    --------    -------    --------
Income before provision for income taxes...........    4,548       6,751      1,743      30,055
Income tax expense.................................    1,865       2,830        739      12,384
                                                     -------    --------    -------    --------
NET INCOME.........................................  $ 2,683    $  3,921    $ 1,004    $ 17,671
                                                     =======    ========    =======    ========
Earnings per weighted average common share:
  Basic............................................  $  0.13    $   0.05    $  0.12    $   0.31
                                                     =======    ========    =======    ========
  Diluted..........................................  $  0.13    $   0.05    $  0.12    $   0.29
                                                     =======    ========    =======    ========

 The accompanying notes are an integral part of these consolidated statements.

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 FOR THE NINE MONTHS
                                                                 ENDED SEPTEMBER 30,
                                                              --------------------------
                                                                 1999           2000
                                                                 ----           ----
                                                              (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $     1,004    $    17,671
  Adjustments to reconcile net income to net cash used in
    operating activities --
    Deferred income taxes...................................          739          2,759
    Depreciation and amortization...........................        5,720         83,307
    Gain on sale of fixed assets............................           --           (394)
    Deferred compensation...................................           --            904
    Charge for buyout of operations and maintenance
     contracts..............................................           --         18,900
    Change in assets and liabilities:
      Restricted cash.......................................          623       (101,007)
      Accounts receivable...................................      (22,377)       (95,063)
      Inventories and supplies..............................       (9,846)         1,777
      Prepaid expenses and other assets.....................      (31,223)       (39,116)
      Accounts payable......................................          279         36,669
      Accrued expenses......................................        4,131         22,386
      Other long-term liabilities...........................       36,945            958
      Interest payable......................................        2,326         28,223
      Deferred revenue......................................           --           (897)
                                                              -----------    -----------
Net cash used in operating activities.......................      (11,679)       (22,923)
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, equipment and related assets in
    acquisitions (see Note 3)...............................   (1,052,822)    (1,728,741)
  Disposal of fixed assets..................................           --          5,606
  Purchase of property and equipment in operations..........           --        (67,880)
                                                              -----------    -----------
Net cash used in investing activities.......................   (1,052,822)    (1,791,015)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock, net.............................      265,316        304,278
  Distribution to stockholders..............................           --        (17,050)
  Proceeds from long-term debt..............................      720,000      1,593,137
  Payments on long-term debt................................           --        (41,000)
  Proceeds from notes payable to stockholders...............      111,275             --
  Funding of reserve accounts established with the Credit
    Agreement (restricted cash).............................           --        (55,000)
  Payment on note payable...................................         (594)            --
  Payment of deferred financing costs.......................           --        (31,601)
                                                              -----------    -----------
Net cash provided by financing activities...................    1,095,997      1,752,764
                                                              -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       31,496        (61,174)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............        1,603         78,549
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $    33,099    $    17,375
                                                              ===========    ===========

                                                                 FOR THE NINE MONTHS
                                                                 ENDED SEPTEMBER 30,
                                                              --------------------------
                                                                 1999           2000
                                                                 ----           ----
                                                              (UNAUDITED)    (UNAUDITED)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for --
     Interest...............................................    $5,870         $77,088
                                                                ======         =======
     Income taxes...........................................    $  629         $17,873
                                                                ======         =======
  Noncash disclosure --
     Notes receivable from officers.........................    $   --         $ 5,000
                                                                ======         =======
     Other long-term liabilities assumed in acquisitions....    $   --         $23,785
                                                                ======         =======
     Conversion of note payable to equity...................    $   --         $71,086
                                                                ======         =======

 The accompanying notes are an integral part of these consolidated statements.

                           ORION POWER HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000

1. ORGANIZATION AND OPERATIONS OF THE COMPANY

     Orion Power Holdings, Inc., a Delaware corporation (the "Company") directly and through its subsidiaries owns, operates, acquires, and develops non-nuclear electric power generating facilities in the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF INTERIM PRESENTATION

     The accompanying interim consolidated financial statements of the Company have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include the adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 and Form S-1, Registration Statement, filed with the Securities and Exchange Commission on November 13, 2000. The results of interim periods are not necessarily indicative of the results for the entire year.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The purchase prices of the acquisitions were allocated to the acquired assets, including identifiable intangible assets and assumed liabilities. Property and equipment and intangible assets were recorded based on the advice of independent valuation experts. Certain assets and liabilities have been recorded based on estimates and are subject to adjustment based upon receipt of final information or resolution of uncertainties. During 2000, the Company has reallocated certain identifiable intangible assets to generation assets based on advice of independent valuation experts.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards, requiring every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and require that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB No. 133 -- an Amendment of FASB Statement No. 133". The Statement amends SFAS

                           ORION POWER HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

No. 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging
Activities -- An Amendment of FASB Statement No. 133", which clarified the definition of the normal purchases and sales exemption contained in SFAS No. 133.

     Orion Power Holdings has entered into interest rate swaps with financial institutions and other similar contracts that may meet the definition of derivative instruments under SFAS 133. However, certain of the other contracts may meet the normal purchases and normal sales exemption under SFAS No. 138, and therefore not require mark-to-market accounting as prescribed under SFAS No.
133. Orion Power Holdings is currently evaluating the impact of adopting SFAS No. 133 and 138 on the financial statements.

3. ACQUISITIONS

     On April 28, 2000, Orion Power Holdings, through its wholly owned subsidiary Orion Power MidWest, LLC ("Orion Power MidWest"), purchased seven power plants located in Ohio and Pennsylvania (the "Midwest Assets") with a generating capacity of approximately 2,614 MW from Duquesne Light Company. The net purchase price for the assets was approximately $1.7 billion in cash, including $5.7 million in acquisition costs. In association with the acquisition, Orion Power MidWest assumed certain liabilities related to employee benefits and environmental remediation.

     The acquisition of the Midwest Assets requires Orion Power MidWest to assume Duquesne Light Company's responsibility of "provider of last resort." As provider of last resort, Orion Power MidWest will be obligated to supply electricity at predetermined tariff rates to all customers in Duquesne Light Company's service area who do not select another electricity supplier. While Orion Power MidWest should have the capacity to meet these obligations under the Provider of Last Resort contract most of the time, there may be times when the energy required to meet the obligation could exceed the amounts that can be produced from the Midwest Assets. If the obligation exceeds Orion Power MidWest's energy production levels, Orion Power MidWest will be required to purchase additional energy from outside sources at market rates, and in certain circumstances, pay a penalty as high as $1,000 per megawatt hour. The value of this contract has been determined to be favorable. As such, an intangible asset representing the favorable value of approximately $14.3 million was recorded at the time of the purchase. The intangible asset is being amortized over the life of the contract.

     On April 26, 2000, Orion Power Holdings purchased all of the outstanding stock of the three subsidiaries of Constellation Operating Services, Inc. ("COSI"), which pursuant to certain operation and maintenance service agreements operated the New York Assets. COSI is a wholly-owned subsidiary of Constellation Enterprises. Orion Power Holdings also acquired another subsidiary that was established to perform operations and maintenance services for the Midwest Assets following the completion of the acquisition. The following is a summary of the terms and conditions of the acquisition:

     - Purchase Price -- approximately $19 million payable at the time of the acquisition by issuing COSI 1,219,355 shares of Orion Power Holdings common stock valued at $15.50 per share plus $100,000 cash.

     - Special Sale Rights -- COSI will be entitled to sell these shares at the time of an initial public offering, to the extent permitted by Orion Power Holdings' investment bankers. COSI's shares would be eligible for sale at or after the Initial Public Offering ("IPO") in preference to the shares of all of the other stockholders. In the event that COSI is not

                           ORION POWER HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

       permitted to sell its shares at the time of an IPO, then COSI has the right -- but not the obligation -- to require Orion Power Holdings to repurchase these shares at the earlier of:

        - 30 days after an IPO; or

        - One year after the closing of this acquisition.

     The repurchase price Orion Power Holdings would be required to pay for this stock is $15.50 per share, plus interest at a rate of 8 percent per year from the date of acquisition. As of September 30, 2000, the repurchase price would have been approximately $19.6 million.

     COSI fully exercised its right to sell its shares at the IPO date on November 14, 2000 (Note 8).

     COSI has agreed to assist in the transition process of operating Orion Power Holdings' assets by cooperating with Orion Power Holdings for six months following the closing by making its software available to Orion Power Holdings; and providing technical support in the form of professional, supervisory, managerial, administrative, and technical operating assistance, until the earlier of December 31, 2002, or the date of repayment in full of the New York Credit Agreement.

4. DEBT

LONG-TERM CREDIT FACILITIES

     At September 30, 2000, under the New York Credit Agreement, Orion Power New York had $690,000,000 of the Acquisition Loans and $0 of the Working Capital Loans outstanding. In connection with the New York Credit Agreement, Orion Power New York's total balance under the Deposit Account Agreement with Bank of America, N.A. totaled $141,006,000 at September 30, 2000 and is included in restricted cash on the accompanying consolidated balance sheet.

     At September 30, 2000, under the Midwest Credit Agreement, Orion Power MidWest had $1,178,137,000 of the Midwest Credit Agreement loans outstanding. In connection with the Midwest Credit Agreement, Orion Power MidWest's total balance under the Deposit Account Agreement with Bank of America, N.A. totaled $71,867,000 at September 30, 2000 and is included in restricted cash on the accompanying consolidated balance sheet.

REVOLVING CREDIT FACILITY

     On July 27, 2000, Orion Power Holdings entered into a $75 million revolving senior credit facility which includes a $40 million sublimit for letters of credit. The credit facility matures in December 2002. Amounts outstanding under the facility bear interest at Orion Power Holdings' option at either (1) the greater of the lender's base rate and the federal funds effective rate, plus 0.5 percent and an additional margin of between 0.0 and 3.0 percent, or (2) LIBOR for deposits in dollars, plus an additional margin of between 1.5 percent and
4.5 percent. Letters of credit used to satisfy financial obligations will have the same applicable margin as Eurodollar rate loans while letters of credit to satisfy other obligations will bear an applicable margin between 1.0 and 3.0 percent. The facility is unsecured and ranks pari passu with all of Orion Power Holdings' senior debt. The credit facility contains financial and operating covenants and other restrictions with which Orion Power Holdings must comply. At September 30, 2000, Orion Power Holdings had no amounts outstanding under the facility.

                           ORION POWER HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

INTEREST RATE SWAP AGREEMENTS

     In September 2000, Orion Power MidWest entered into a fourth interest rate swap agreement with a notional amount of $100 million. This agreement has a commencement date of September 5, 2000 and will expire on September 5, 2003 with a fixed interest rate of 6.9 percent.

5. RELATED-PARTY TRANSACTIONS:

STOCKHOLDER FEES

     Under the Stockholders Agreement between Orion Power Holdings and its major stockholders, Orion Power Holdings is required to pay a total of 1 percent of the aggregate consideration paid in an acquisition to affiliates of GS Capital Partners II, L.P. and other private investment partnerships affiliated with Goldman, Sachs & Co., Constellation Enterprises, Mitsubishi Corporation and The Tokyo Electric Power Company. Orion paid a total of $17,050,000 on June 8, 2000, related to this fee for the Midwest Acquisition.

     Additionally, Goldman, Sachs & Co. has the right to provide all investment banking services to Orion Power Holdings on an arms' length basis with regard to terms, conditions and pricing. In association with the investment by affiliates of Mitsubishi and The Tokyo Electric Power Company for the Duquesne acquisition, Orion Power Holdings is required to pay a 2 percent fee to Goldman, Sachs & Co., in accordance with the Second Amended and Restated Stockholder's Agreement. The amount of this fee was approximately $4.0 million of which no amount was paid during the nine months ended September 30, 2000.

     Both of these rights and requirements terminated at the completion of the IPO on November 14, 2000 (Note 8).

6. COMMITMENTS AND CONTINGENCIES

     During 2000, Orion Power Holdings, through Orion Power New York, has provided certain services to the operator of the New York City transmission system (the "transmission operator") under the local electric system reliability rules. The transmission operator has questioned its obligation to make separate payment to Orion Power Holdings related to these services. As of September 2, 2000, the amount requested by Orion Power Holdings for these services was approximately $21.3 million. Since Orion Power Holdings' management and its counsel cannot reasonably estimate the amount Orion Power Holdings will ultimately collect, no amount has been recognized in these financial statements. Related to this dispute, the same transmission operator has asserted that Orion Power Holdings owes it for providing electricity to Orion Power Holdings for station service at retail tariff rates. Orion Power Holdings has disputed this charge, which amounted to approximately $2.9 million at September 30, 2000. Since Orion Power Holdings' management does not believe that it is required to make such payment and cannot reasonably estimate the amount it will ultimately be required to pay, if any, no amount has been accrued in these financial statements. The parties are discussing resolution to these items under a common process. At such time as these issues are resolved and payments are either receivable or payable, Orion Power Holdings will recognize the revenue or expense as appropriate.

     In September 2000, the Company signed a letter of intent to purchase ten combustion turbine generators for approximately $345,000,000. These generators will be delivered at various times between 2003 and 2004.

     In September 2000, the Company executed a stock purchase agreement with Columbia Energy Group to purchase all of the outstanding stock of Columbia Electric Corporation for $200 million in cash. The Company has also agreed to assume a $334 million credit facility with

                           ORION POWER HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

approximately $101 million outstanding at September 30, 2000, in connection with the acquisition. This acquisition is expected to close by the end of 2000.

     The Company is involved in various other claims arising out of the normal course of business. Litigation reserves are recorded when a loss is determined to be probable and the amount can be reasonably estimated. The Company does not expect that the outcome of these proceedings will have a materially adverse effect on the Company's financial position or results of operations, although no assurance can be given in this regard.

7. EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method.

     Diluted EPS assumes the issuance of common stock pursuant to stock options and warrants at the beginning of the year. The following table shows the computation of Orion's basic and diluted EPS for 1999 and 2000 (in thousands, except share and per share data):

                                                                                     PER SHARE
                                                         NET INCOME      SHARES       AMOUNT
                                                         ----------      ------      ---------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000:
  Basic EPS --
     Net income........................................   $ 3,921      68,816,894
     Less: accretion of common stock subject to put
       rights..........................................      (383)
     Net income attributable to common stockholders....     3,538                      $0.05
     Effect of dilutive securities.....................                 3,114,695
  Diluted EPS --
     Net income attributable to common stockholders....   $ 3,538      71,931,589      $0.05
                                                          =======      ==========      =====
FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2000:
  Basic EPS --
     Net income........................................    17,671      55,289,366
     Less: accretion of common stock subject to put
       rights..........................................      (654)
     Net income attributable to common stockholders....    17,017                      $0.31
     Effect of dilutive securities.....................        --       2,654,091
  Diluted EPS --
     Net income attributable to common stockholders....   $17,017      57,943,457      $0.29
                                                          =======      ==========      =====

8. SUBSEQUENT EVENT

     Orion Power Holdings' registration statement for the sale of its common stock was declared effective by the Securities Exchange Commission on November 13, 2000. On November 13, 2000, the Company offered 24,279,032 primary shares of its common stock for an initial price of $20.00 per share. The selling stockholders, Constellation Enterprises, Inc. and its affiliates, offered an additional 3,220,968 shares. The offering was completed with all shares of common stock having been sold on November 17, 2000. The net proceeds from the offering, after deducting underwriting discounts and commissions payable by the Company, was $452.2 million. The proceeds from the offering will be used to acquire Columbia Electric Corporation, for other acquisitions and/or development projects and for general corporate and working capital purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company's outlook for 2000 and beyond, the Company's expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

OVERVIEW

     Orion Power Holdings was incorporated in Delaware in March 1998 for the purpose of acquiring, developing, owning, and operating non-nuclear electric power generating facilities throughout North America. Commencing in November 1998, in four separate acquisitions, Orion Power Holdings directly or through its wholly-owned subsidiaries (collectively, "Orion Power") acquired the existing facilities with a total electric generating capacity of 5,396 megawatts.

     Similar to other wholesale power generators, Orion Power typically sells three types of products: energy, capacity, and ancillary services.

     Energy. Energy refers to the actual electricity generated by Orion Power's facilities and sold to intermediaries for ultimate transmission and distribution to consumers of electricity. Energy is the only product that is subsequently distributed to consumers by power retailers.

     Capacity. Capacity refers to the physical capability of a facility to produce energy. In some regional power markets, like the market managed by the New York Independent System Operator ("NY-ISO"), a market for capacity exists distinct from the market for the energy produced by that capacity. In other power markets, like the ECAR region in the Midwest, there is no market for capacity as a separate product, and the value of the underlying capacity is included in the price of the energy produced.

     In the New York market administered by the NY-ISO, wholesale power generators sell capacity into a regional market to assure power retailers in that region that they will have access to energy adequate to meet their retail demand. The sale of capacity in New York represents a commitment by a wholesale generator to make the energy it produces available to the relevant day-ahead market, but does not commit the wholesale generator to sell that energy to any particular power retailer or at any particular price. Power retailers are not committed to acquire energy from the wholesale generators from whom they purchase capacity. A wholesale generator will recognize additional revenue when it sells its energy, either into the market administered by the independent system operator or to any other third-party purchaser. Utilities and other power retailers build the cost of acquiring capacity into the retail price for electricity.

     In markets like New York City, where there are constraints on the ability to transmit power from outside the city into the city and reliability of the power supply system is a high priority, capacity -- not the energy itself -- may represent the principal product and significant source of revenue for local wholesale generators.

     Ancillary Services. Ancillary services generally are support products used to ensure the safe and reliable operation of the electric power supply system. Examples of ancillary services include:

     - automatic generation control, which is used to balance energy supply with energy demand, referred to in our industry as "load," on a real-time basis;

     - operating reserves, which are used on an hourly or daily basis to generate additional energy if demand increases or if major generating resources go off-line or if transmission facilities become unavailable;

     - reactive supply and voltage support, which maintain voltages on the transmission and distribution system within acceptable limits; and

     - black start capability, which is used to restart generating facilities without reliance on external energy sources.

     Markets. Orion Power typically sells its products to electric power retailers, which are the entities that supply power to consumers. Power retailers include regulated utilities, municipalities, energy supply companies, cooperatives, and retail "load" aggregators.

     Orion Power may sell energy and ancillary services in advance under bilateral supply contracts with specific buyers. Alternatively, Orion Power may sell them into regionally operated day-ahead and real-time markets. Capacity may be sold in monthly, semi-annual, or annual blocks in a competitive bid market or in advance under bilateral contracts.

RECENT DEVELOPMENTS

     In October 2000, the second and third auctions of capacity in New York City were held by the NY-ISO relating to the winter 2000-2001 capacity season, which runs from November 1, 2000 until April 30, 2001. Astoria Generating Company, a wholly-owned subsidary of Orion Power New York, bid 2,305 megawatts of capacity for assets located in New York City into the auction and was successful in selling 2,131 megawatts of that capacity at an approximate average price of $105 per kilowatt year, for a total of approximately $111.8 million, which Orion Power will recognize as revenue over that period.

     In September 2000, Orion Power Holdings executed a stock purchase agreement with Columbia Energy Group to purchase all of the outstanding stock of Columbia Electric Corporation, a power generation company with natural gas fired projects in various stages of construction and development. Orion Power Holdings has agreed to pay approximately $200 million in cash, subject to adjustment. In connection with this acquisition, we agreed to assume a $334 million credit facility, of which approximately $101 million was outstanding as of September 30, 2000, and assume construction contract guarantee and equity investment obligations from Columbia Energy Group. The closing of the sale currently planned for December 2000, is conditioned on the satisfaction of customary closing conditions, including receipt of material third-party consents and the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

     Columbia Electric Corporation currently owns partial interests in several generating projects in commercial operation, which will be excluded from the sale. The facilities of Columbia Electric that we are acquiring an interest in, all of which are under construction or in various stages of development, include the following:

                                          PLANNED
                                          CAPACITY     PRIMARY
PROJECT                                     (MW)      FUEL TYPE    LOCATION SERVED      STATUS
-------                                   --------    ---------    ---------------      ------
Ceredo Generating Station...............     500     Natural Gas   West Virginia      Construction
Liberty Generating Station..............     568     Natural Gas   Philadelphia, PA   Construction
Kelson Ridge Generating Station.........   1,650     Natural Gas   Maryland/          Development
                                                                   Washington, D.C.
Henderson Generating Station............     500     Natural Gas   Kentucky           Development
                                           -----
     Total..............................   3,218
                                           =====

RESULTS OF OPERATIONS

     Generally. The principal factor affecting recent changes in our results has been the timing of the acquisitions of our facilities. Orion Power acquired the existing facilities on the following dates:

     - Carr Street Generating Station -- November 19, 1998;

     - Hydro Assets -- July 30, 1999;

     - New York City Assets -- August 20, 1999; and

     - Midwest Assets -- April 28, 2000.

                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                              SEPTEMBER 30,              SEPTEMBER 30,
                                          ----------------------    -----------------------
                                            1999         2000         1999         2000
                                            ----         ----         ----         ----
                                               (UNAUDITED)                (UNAUDITED)
OPERATING DATA:
     Consolidated EBITDA (in
       thousands).......................  $ 17,359    $   92,729    $ 15,000    $   210,632
                                          ========    ==========    ========    ===========
     Megawatt hours produced during
       period...........................   864,414     4,875,779     954,771     10,370,161
     Net capacity owned at end of period
       (megawatts)......................     2,613         5,396       2,613          5,396

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

     Revenue. Revenue was $343.0 million and $684.7 million for the three months and nine months ended September 30, 2000, respectively as compared to revenue of $35.6 million and $37.6 million for the three months and nine months ended September 30, 1999, respectively. The increase is a result of the ownership and operation of the Hydro Assets (acquired July 30, 1999), the New York City Assets (acquired August 20, 1999) and the Midwest Assets (acquired April 28, 2000) in the more recent period. The nine months ended September 30, 1999 reflects Carr Street for the period with partial periods for the Hydro and New York City Assets. The revenue from each facility was determined at least in part in accordance with the various interim capacity and energy agreements then in place including the Provider of Last Resort ("POLR") contract in the Midwest. The capacity sale agreement for the New York City Assets with Consolidated Edison expired in April 2000, at which time Orion Power began selling capacity into the market. The POLR contract is being revised and will be extended through December 2004, subject to regulatory approval.

     Operating Expenses. Operating expenses consisted of fuel expense (including coal), operations and maintenance expense, taxes other than income taxes (principally, property taxes), general and administrative expenses, depreciation and amortization expense and a charge for buyout of operations and maintenance contracts.

     Fuel expenses were $189.5 million and $317.2 million for the three months and nine months ended September 30, 2000, respectively as compared to no fuel expenses for the three months and nine months ended September 30, 1999. The increase is a result of the ownership and operation of the New York City Assets and the Midwest Assets in the more recent period. The nine months ended September 30, 1999 reflects Carr Street for the period with partial periods for the Hydro Assets and New York City Assets. Carr Street and the New York City Assets operated under a tolling agreement, which provided that the party buying the power is responsible for supplying all necessary fuel. The Hydro Assets do not require fuel.

     Operations and maintenance expenses were $32.6 million and $68.1 million for the three months and nine months ended September 30, 2000, respectively as compared to $4.0 and $6.0 million for the three months and nine months ended September 30, 1999, respectively. The increase is a result of the ownership and operation of the Hydro Assets, the New York City Assets and the Midwest Assets in the more recent period. The nine months ended September 30, 1999 reflects the ownership of Carr Street for the entire period with partial periods for the Hydro Assets and New York City Assets.

     Taxes other than income taxes amounted to $18.3 million and $45.4 million for the three months and nine months ended September 30, 2000, respectively as compared to $6.9 million and $7.2 million for the three months and nine months ended September 30, 1999, respectively. The increase is a result of the ownership and operation of the Hydro Assets, the New York City Assets and the Midwest Assets in the more recent period. The nine months ended September 30, 1999 reflects the ownership of Carr Street for the entire period with partial periods for the Hydro Assets and New York City Assets.

     General and administrative expenses were $9.8 million and $24.3 million for the three months and nine months ended September 30, 2000, respectively as compared to $7.4 million and $9.5 million for the three months and nine months ended September 30, 1999, respectively. The increase is the result of expanded corporate infrastructure as well as the creation of two regional headquarters to support our growth.

     The charge for buyout of operations and maintenance contracts was the result of the acquisition of the four subsidiaries of Constellation Operating Services, in April 2000 that performed the operations and maintenance for our facilities. Orion Power Holdings paid $19.0 million for the four subsidiaries by issuing Constellation Operating Services 1,219,355 shares of Orion Power Holdings common stock and paying $0.1 million in cash. There was no such loss for the three months ended September 30, 2000, the three months ended September 30, 1999 or the nine months ended September 30, 1999.

     Depreciation and amortization expense was $33.1 million and $75.4 million for the three months and nine months ended September 30, 2000, respectively as compared to $5.3 and $5.7 million for the three months and nine months ended September 30, 1999. The increase is a result of the ownership and operation of the Hydro Assets, the New York City Assets and the Midwest Assets in the more recent period. The nine months ended September 30, 1999 reflects Carr Street for the period with partial periods for the Hydro Assets and New York City Assets.

     Operating Income. As a result of these factors, operating income was $59.6 million and $135.2 million for the three months and nine months ended September 30, 2000, respectively as compared to an operating income of $12.0 million for the three months ended September 30, 1999 and operating income of $9.3 million for the nine months ended September 30, 1999.

     Interest Expense, Net. Interest expense, net was $52.8 million and $105.1 million for the three months and nine months ended September 30, 2000, respectively as compared to $7.5 million for the three months and nine months ended September 30, 1999. The increase in interest expense is due to the bank credit agreements, senior notes and loans from stockholders to finance the acquisition and operation of the Hydro Assets, the New York City Assets and the Midwest Assets.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 2000, Orion Power obtained cash from operations and from borrowings under the New York Credit Facility and the Midwest Credit Facility. This cash was used to fund operations, service debt obligations, fund the acquisition of the Midwest Assets and meet other cash and liquidity requirements.

     Operating activities for the nine months ended September 30, 2000 used $22.9 million. This resulted from a $233.4 million increase in operating assets, including restricted cash balances. This was offset by $87.3 million increase in operating liabilities, $83.3 million of depreciation and amortization, a $18.9 million charge on buyout for operations and maintenance contracts,

$17.7 million of net income, $2.8 million increase in deferred income taxes, $0.9 million of deferred compensation and $0.4 million for a gain on sale of fixed assets.

     Investing activities for the nine months ended September 30, 2000 used approximately $1.8 billion, primarily for the acquisition of the Midwest Assets.

     Financing activities for the nine months ended September 30, 2000 provided approximately $1.8 billion of cash, consisting of $1.6 billion of borrowings under the New York Credit Facility, the Midwest Credit Facility and the senior notes, of which $41.0 million was repaid in the period, and $304.3 million of net proceeds from the issuance of common stock. This was offset by $55.0 million used to fund restricted cash balances as required by the Midwest Credit Facility, $31.6 million paid for financing costs under the Midwest Credit Facility and the senior notes and $17.1 million of advisory fees paid to our stockholders in connection with the acquisition of the Midwest Assets in accordance with our stockholders' agreement. All of the remaining stockholder loans were converted into common equity.

     As of September 30, 2000, cash and cash equivalents were $17.4 million and working capital was $337.3 million. Of this working capital, we had restricted cash of $212.9 million that can only be used in certain circumstances to fund the business activities of the subsidiaries that hold the New York Assets and the Midwest Assets.

     To supplement generating capacity and to reduce the risk that Orion Power MidWest would not meet its forecasted obligation under the Provider of Last Resort Contract, Orion Power MidWest entered into a contract to purchase 698,400 net megawatt hours for the period of May through October 2000. The cost to purchase this was approximately $57 million and was paid upon delivery of the energy. Through September 30, 2000, Orion Power MidWest had incurred $44.0 million of purchases. Orion Power MidWest resold any excess energy that was not required to meet the provider of last resort responsibility into the market and realized the prevailing price at that time. It resulted in a net loss after sale of such power of $29.6 million through September 30, 2000.

     Since inception, the principal need for capital has been in connection with the financing of acquisitions of generating facilities. Orion Power has financed the four asset acquisitions to date through stockholder capital contributions and loans, the sale of senior notes and borrowings under the New York Credit Facility and the Midwest Credit Facility. The New York Credit Facility is a credit agreement between the subsidiary that holds the New York Assets and a group of lending institutions. Under the New York Credit Facility agreement, Orion Power New York incurred $700 million of indebtedness to finance the acquisition of the New York Assets. In addition, the New York subsidiary has a $30 million working capital revolving credit facility under the New York Credit Facility, of which $0 million was outstanding as of September 30, 2000, and $10 million was used to provide a letter of credit in favor of Consolidated Edison of New York. This facility is available only to that subsidiary and not for Orion Power Holdings' operations. The terms of the facility provide, among other things, that the cumulative amount of dividends and distributions that our New York subsidiary may pay to Orion Power Holdings cannot exceed $100 million. As of September 30, 2000, no dividends or distributions had been paid. The New York Credit Facility has a maturity date of December 2002.

     The Midwest Credit Facility is a credit agreement between the subsidiary that holds the Midwest Assets and a group of lending institutions. Under the Midwest Credit Facility, Orion Power MidWest incurred $1.11 billion of indebtedness to finance the acquisition of the Midwest Assets. In addition, this subsidiary has a $90 million working capital facility, of which $68.1 million was outstanding as of September 30, 2000, and $10 million was used to provide a letter of credit in favor of Duquesne Light Company. This facility is available only to that subsidiary and not for Orion Power Holdings operations. It provides, among other things, that the cumulative amount of dividends and distributions that the Midwest subsidiary may pay to us cannot exceed

$175 million. As of September 30, 2000, no dividends or distributions had been paid. The Midwest Credit Facility has a maturity date of October 2002.

     In April and May 2000, Orion Power Holdings sold $400 million aggregate principal amount of 12% senior notes due May 1, 2010.

     Orion Power will require cash to meet the debt service obligations under the notes and credit facilities. Debt service obligations will fluctuate depending on variations in the interest rate and the balance on the working capital portion of the facilities. The following table summarizes the outstanding indebtedness as of September 30, 2000:

                                                                           INTEREST
SOURCE                                                         AMOUNT        RATE
------                                                        --------    ----------
                                                              (DOLLARS IN MILLIONS)
New York Credit Facility....................................   $  690         8.21%
Midwest Credit Facility.....................................    1,178         8.95
12% Senior Notes due 2010...................................      400        12.00
                                                               ------       ------
          Total.............................................   $2,268         9.26%(a)
                                                               ======       ======

---------------
     (a) Weighted average interest rate.

     In April 2000, Orion Power Holdings purchased all of the outstanding capital stock of three subsidiaries of Constellation Operating Services, Inc. ("COSI") which, pursuant to our strategic alliance agreement, operated the New York Assets. In addition, Orion Power Holdings acquired another subsidiary of COSI that was established to operate the Midwest Assets. Orion Power Holdings paid $19.0 million for the four subsidiaries by issuing COSI 1,219,355 shares of common stock and paying $0.1 million in cash. Because the form of consideration paid to COSI was largely shares of common stock rather than cash, it did not meaningfully affect short-term liquidity requirements. Under the terms of the agreement with COSI, if the shares of common stock issued to COSI are not offered to be included in an initial public offering within one year of issuance, COSI can require Orion Power Holdings to repurchase those shares for $19 million in cash, plus interest at a rate of 8% per annum from the date of the acquisition of the subsidiaries. In July 2000, Orion Power Holdings offered COSI the right to sell shares in the initial public offering, and in November 2000, COSI exercised this right.

     On July 27, 2000, Orion Power Holdings entered into a new Revolving Credit Facility, which provides for up to $75 million of borrowings for general corporate purposes. This facility matures in December 2002. There were no amounts outstanding at September 30, 2000.

     Orion Power reviews potential acquisition and development opportunities on an on-going basis. In the near future, Orion Power will seek to acquire and/or develop additional facilities, which, depending on the size and structure of these acquisitions or development projects, may require significant cash resources. Orion Power currently has not made any commitments or entered into any binding agreements with respect to any such transaction. Orion Power may incur substantial additional indebtedness to finance future acquisitions and development opportunities. This indebtedness may be incurred by Orion Power Holdings or by one or more of its subsidiaries. Any increase in the level of indebtedness will increase the amount of interest paid. Orion Power may also raise additional equity to assist in the financing of these acquisitions and/or development projects.

     In addition, Orion Power plans to seek to improve the operational efficiency of its generating facilities and, in some cases, to expand its facilities on-site. This on-site expansion may come either through the construction of additional generating plants at existing sites, referred to in the industry as "brownfield" development, or through the repowering of existing plants. The ability to expand the capacity of our facilities is subject to restrictions imposed by environmental regulations. Orion Power anticipates approximately $30 million in total capital expenditures for the New York Assets and $10 million for the Midwest Assets in 2000. Orion Power anticipates maintenance capital expenditures of approximately $25 million annually for the next several years in connection with the Midwest Assets. Orion Power Holdings also may incur significant additional expenditures for capital improvements following 2000.

     Additionally, Orion Power expects that capital expenditures on environmental projects alone will total approximately $300 million over the next seven years, the majority of which is expected to be expended between 2002 and 2006. Orion Power believes that a substantial portion of this will be funded out of operating cash flow. This amount may change, however, and the timing of any necessary capital expenditures could be accelerated in the event of a change in environmental regulations or any enforcement proceeding being commenced against Orion Power.

     The ability to meet the payment obligations under the indebtedness or to fund capital expenditures will depend on the future performance, which is subject to regulatory, economic, financial, competitive, legislative and other factors that are beyond Orion Power's control. Orion Power believes that the current financial resources, in combination with additional cash generated from operations, will most likely be adequate to meet the cash needs for at least the next 12 months, excluding cash that may be needed for acquisitions or new development projects. In the event of an acquisition or new development project, Orion Power is likely to need additional capital resources and may need to borrow additional funds or sell additional equity.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards, requiring every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and require that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     The effective date of SFAS No. 133 was delayed by the FASB, and therefore will not be effective for us until January 1, 2001. We have entered into interest rate swaps with financial institutions and other contracts that may meet the definition of derivatives instruments under SFAS 133. We have not yet analyzed the impact of adopting SFAS No. 133 on the financial statements and have not determined the timing of or method of the adoption of SFAS No. 133. The statement, however, could increase the volatility of our earnings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FINANCIAL MARKET RISKS

     Orion Power attempts to hedge some aspects of its operations against the effects of fluctuations in inflation, interest rates, and commodity prices. Because of the complexity and potential cost of hedging strategies and the diverse nature of the operations, the results, although hedged, will likely be somewhat materially affected by fluctuations in these variables and these fluctuations may result in material improvement or deterioration of operating results. Results would generally improve with lower interest rates and fuel costs, and with higher prices for energy, capacity, and ancillary services, except where we Orion Power MidWest is subject to fixed price agreements such as the Provider of Last Resort Contract. Orion Power expects to incur significant costs in connection with these hedging activities related to the Provider of Last Resort Contract for the Summer 2000. Under the Provider of Last Resort Contract, these risks should be substantially less in subsequent years, and Orion Power does not anticipate similar hedging costs related to that contract after 2000.

     The operating results are also sensitive to the difference between inflation and interest rates, and would generally improve when increases in inflation are higher than increases in interest rates. Orion Power Holdings does not use derivative financial instruments for speculative or trading purposes.

     Orion Power New York was party to four interest rate swap agreements designed to fix the variable rate of interest on $350 million of our New York Credit Facility. The weighted average fixed rate of interest for the related swap agreement is approximately 6.95%. In addition, Orion Power MidWest entered into $600 million of interest rate swap agreements to fix the variable rate of interest for the Midwest Credit Facility. The weighted average fixed rate of interest for the related swap agreement is approximately 7.52%. As of September 30, 2000, if a 100 basis point change was sustained in interest rates for all variable rate debt, the change would have affected net income by $9.1 million.

     As of September 30, 2000, Astoria Generating Company, a wholly-owned subsidiary of Orion Power New York, was party to a total of 23 forward sale agreements to sell power forward for a fixed price. These are financial transactions and actual deliver of energy will not be provided to the buyers. Instead, the agreements will be settled by paying the buyers the daily index price for the region in which the New York City Assets are located, and the buyers paying the fixed price under the agreements. At the end of the term of each of the agreements, the fluctuating rate paid to Astoria Generating Company, and the fixed price received will be netted out for each hour of energy delivery. Accordingly, Astoria Generating Company will either pay or receive any price differences. Astoria Generating Company has purchased sufficient fuel to produce the energy over these periods at a fixed price for delivery during the period of the hedge agreements. Astoria Generating Company has sold a total of 232,000 megawatt hours for the fourth quarter of 2000 and locked in a net margin (after fuel costs) of $3.9 million and 1,383,200 megawatt hours for 2001 for a locked in net margin of $34.9 million. Orion Power may seek to enter into additional similar agreements, however, the market for energy in New York is in its early stages and Orion Power may not be able to find suitable counterparties. At such times as Orion Power purchases the prices of energy, Orion Power intends to purchase the associated fuel.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective Date of the Company's
Registration Statement:                   November 13, 2000

Commission File Number:                   333-44118

Date the Offering Commenced:              November 14, 2000

Names of Managing Underwriters:           Goldman, Sachs & Co., Credit Suisse
                                          First Boston, Deutsche Banc Alex,
                                          Brown, Merrill Lynch & Co. and Morgan
                                          Stanley Dean Witter

Class of Securities Registered:           Common Stock

Amount registered:                        31,625,000 shares of Common Stock
                                          (including 4,125,000 shares subject to
                                          over-allotment option).

Amount sold by Company:                   24,279,032 shares of Common Stock

Amount sold by selling
stockholders:                             3,220,968 shares of Common Stock

Aggregate price of offering amount
registered:                               $550,000,000

Aggregate offering price of amount
sold:                                     $455,231,850

Expenses:                                 The expenses incurred for the
                                          Company's account in connection with
                                          the offering are as follows:

Underwriting Discounts and Commissions                      $34,375,000
Finders Fees                                                $0
Expenses Paid to or for Underwriters                        $0
Other Expense                                               $34,375,000
          Total Expenses

     None of the expenses of the offering consisted of direct or indirect payments to (i) directors, officers, general partners or affiliates of the Company, (ii) persons owning 10 percent or more of any class of equity securities of the Company, or (iii) affiliates of the Company, other than $30,348,790 of the expenses of the offering which consisted of underwriting discounts and commissions paid to Goldman, Sachs & Co., which is an affiliate of the Company and an affiliate of persons owning 10 percent or more of the common stock of the Company.

     The net proceeds to the Company from the offering, after deducting the total expenses described above, were approximately $455,231,850, $200,000,000 of which will be used to acquire Columbia Electric Corporation, $255,231,850 will be used for other acquisitions and/or development projects and for general corporate purposes. The proceeds were invested in AAA-rated short term securities and will continue to be until the funds are appropriately deployed. None of such payments were made to directors, officers or 10% or more stockholders or to any associates or affiliates of the foregoing.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        Exhibit 27.1 -- Financial Data Schedule.

     (b) Reports

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ORION POWER HOLDINGS, INC.

                                          By: /s/ SCOTT B. HELM
                                            ------------------------------------
                                              Scott B. Helm
                                              Executive Vice President and Chief
                                              Financial Officer
                                              (principal accounting officer)
                                              (authorized officer of registrant)

Dated: November 21, 2000