Form 10-Q
period 2001-03-31
ORION POWER HOLDINGS INC
filed 2001-05-16
CIK 1120236

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-16077

ORION POWER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2087649 (I.R.S. Employer Identification No.)

7 East Redwood Street, Baltimore, Maryland 21202
(Address of principal executive offices - zip code)

(410) 230-3500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No __.

The number of shares outstanding of the registrant's common stock, $0.01 par value was 93,095,926 at Maarh 31, 2001.

Orion Power Holdings Inc.

Index

Page

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets as of December 31, 2000 and March 31, 2001 (Unaudited)	2

Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2000 and 2001	4

Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2000 and 2001	5

Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Part II.	Other Information

Item 2.	Changes in Securities and Use of Proceeds	14

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Orion Power Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

                                                                                         As of
                                                                              December 31,    March 31,
                                                                                 2000          2001
Assets                                                                                       (unaudited)

Current assets:
     Cash and cash equivalents                                                   $ 135,834     $ 179,259
     Restricted cash                                                               283,426       189,441
     Accounts receivable, net of allowances for bad debts
      of $1,458 at December 31, 2000 and March 31, 2001,
      respectively                                                                 154,777       146,538
     Inventories and supplies                                                       44,881        44,553
     Deferred income tax asset                                                      14,920        52,693
     Prepaid expenses and other current assets                                      28,307        25,991
                                                                                 ---------       --------
Total current assets                                                               662,145       638,475

Property and equipment, net                                                      3,083,546     3,169,440

Other noncurrent assets:
     Prepaid expenses and other noncurrent assets                                   12,134        25,977
     Identifiable purchased intangibles, net of accumulated amortization of $4,998 and $6,280 at December 31, 2000 and March 31, 2001,
      respectively                                                                  70,786        69,504
     Deferred financing costs, net of accumulated amortization
      of $13,587 and $17,333 at December 31, 2000 and March 31, 2001,
      respectively                                                                  41,579        38,083
                                                                                 ---------       --------
Total other noncurrent assets                                                      124,499       133,564
                                                                                 ---------       --------

Total assets                                                                   $ 3,870,190    $ 3,941,479
                                                                               ===========    ===========

The accompanying notes are an integral part of these consolidated balance sheets.

Orion Power Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

Liabilities and stockholders' equity

                                                                                         As of
                                                                              December 31,    March 31,
                                                                                 2000          2001
                                                                                             (unaudited)

Current liabilities:
     Accounts payable                                                            $ 117,000       $ 65,378
     Accrued expenses                                                               50,711         41,065
     Accrued interest                                                               18,641         31,230
     Deferred revenue                                                                1,836            917
     Note payable                                                                      261            261
     Other current liabilities                                                           -         80,988
                                                                                ----------        --------
Total current liabilities                                                          188,449        219,839

Long-term debt                                                                   2,367,637      2,431,094
Deferred income tax liabilities                                                      8,931         16,785
Other long-term liabilities                                                         50,391         51,173
                                                                                ----------      ----------
Total liabilities                                                                2,615,408      2,718,891
                                                                                ----------      ----------
Commitments and contingencies (Note 3)

Stockholders' equity:
     Common stock, $.01 par value; 200 million shares authorized;
       93,095,926 shares issued and outstanding at
       December 31, 2000 and March 31, 2001, respectively                              931            931
     Additional paid-in capital                                                  1,230,467      1,230,467
     Deferred compensation                                                          (3,359)        (2,960)
     Notes receiveable from officers                                                (5,916)        (6,007)
     Accumulated other comprehensive income                                              -        (47,619)
     Retained earnings                                                              32,659         47,776
                                                                                ----------        --------
Total stockholders' equity                                                       1,254,782      1,222,588
                                                                                ----------      ----------
Total liabilities and stockholders' equity                                     $ 3,870,190    $ 3,941,479
                                                                               ===========    ============

The accompanying notes are an integral part of these consolidated balance sheets.

Orion Power Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands) (unaudited)

                                                                  For the Three Months Ended
                                                                  March 31, 2000       March 31, 2001

Operating revenues                                                 $ 105,506              $ 274,251
                                                                   ---------              ---------
Operating expenses:
      Fuel                                                           30,666                111,728
      Gain on derivative financial instruments                          -                   (1,521)
      Operations & maintenance                                       13,964                 27,906
      General & administrative                                        5,389                 12,778
      Taxes other than income taxes                                  13,519                 17,786
      Depreciation and amortization                                  13,050                 32,195
                                                                   ---------              ---------
Total operating expenses                                             76,588                200,872

Operating income                                                     28,918                 73,379

Interest income                                                         388                  5,791

Interest expense                                                    (14,731)               (52,891)
                                                                   ---------              ---------
Income before provision for
      income tax                                                     14,575                 26,279

Income tax provision                                                  6,281                 11,162
                                                                    ---------              ---------
Net Income                                                          $ 8,294               $ 15,117
                                                                    =========              =========
Earnings per average common share:
      Basic                                                          $ 0.23                 $ 0.16
                                                                    =========              =========
      Diluted                                                        $ 0.22                 $ 0.15
                                                                    =========              =========

The accompanying notes are an integral part of these consolidated financial statements.

Orion Power Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands) (unaudited)

                                                                    For the Three Months Ended
                                                                     March 31, 2000   March 31, 2001
Cash flows from operating activities:

Net income                                                          $ 8,294               $ 15,117

Adjustments to reconcile net income to net cash
provided by operating activities-
              Deferred income taxes                                    2,181                 4,203
              Deferred compensation                                      -                     399
              Gain on deriviative financial instruments                  -                  (1,521)
              Interest income on officers note receivable                -                     (91)
              Depreciation and amortization                           13,050                35,941
              Change in assets and liabilities:
                    Restricted cash                                   14,976                93,985
                    Accounts receivable                               (2,701)                8,239
                    Inventories and supplies                            (461)                  328
                    Prepaid expenses and
                         other current assets                        (11,598)                3,084
                    Prepaid expenses and
                        other noncurrent assets                          -                 (13,843)
                    Accounts payable                                 (12,175)              (51,622)
                    Accrued expenses                                  (2,105)              (9,646)
                    Other long-term liabilities                          662                   782
                    Accrued interest                                   1,181                12,589
                    Deferred revenue                                    (897)                 (919)
                                                                   ----------            ----------
Net cash provided by operating activities                             10,407                97,025
                                                                   ----------            ----------
Cash flows from investing activities:

              Purchase of property and equipment in
              operations                                              (2,923)             (116,807)
                                                                   ----------            ----------

Cash flows from financing activities:

              Payments on long-term debt                              (8,000)               (3,443)
              Borrowings on long-term debt                               -                  66,900
              Payments on deferred financing fees                                             (250)
              Proceeds from note receivable-shareholder                   10                    -
                                                                   ----------            ----------
Net cash (used in) provided by financing activities                   (7,990)               63,207
                                                                   ----------            ----------
Net change in cash and cash equivalents                                 (506)               43,425

Cash and cash equivalents, beginning of period                        78,549               135,834
                                                                   ----------            ----------

Cash and cash equivalents, ending of period                         $ 78,043              $ 179,259
                                                                   ==========            ==========

Supplemental disclosure of cash flow information:

              Cash paid for:
                          Interest                                  $ 13,208              $ 38,806
                          Income taxes                              $  2,056              $  7,522
                                                                   ==========            ==========

The accompanying notes are an integral part of these consolidated financial statements.

Orion Power Holdings, Inc. and Subsidiaries
Notes Consolidated Financial Statements
March 31, 2001

1.      Organization and Operations of the Company

           Orion Power Holdings, Inc. and subsidiaries, a Delaware corporation (the "Company") owns, operates, acquires, and develops non-nuclear electric power generating facilities in the United States.

2.      Summary of Significant Accounting Policies:

Basis of Interim Presentation

          The accompanying interim consolidated financial statements of the Company have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include the adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these unaudited consolidated financial statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations, included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The results of interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

Property and Equipment

          Construction in progress for the Company is attributable to projects under construction during 2000 and 2001, including related turbine purchases. At March 31, 2001, these costs were specific to the Ceredo Electric Generating Station and Liberty Electric Generating Station.

Project Development Costs

          Project development costs represent amounts incurred for professional services, direct salaries, permits, options on real property and other incremental costs related to the development of new property and equipment, principally electric generating facilities. These costs are expensed as incurred until development reaches a stage when it is probable that the project will be completed. A project is considered probable of completion upon meeting one or more milestones which may include a power sales contract or securing construction or operating permits, among others. Project development costs that are incurred after a project is considered probable of completion but prior to starting physical construction are capitalized and included in prepaid expenses and other noncurrent assets . Project development costs are included in construction in progress when physical construction begins. The Company periodically assesses project development costs for impairment.

Derivatives

           Derivative financial instruments (Derivatives) are contracts which typically derive value from changes in interest rates, foreign exchange rates, credit spreads, prices of securities or financial or commodity indices. The timing of cash receipts and payments for derivatives is generally determined by contractual agreement. Derivatives can be either standardized contracts that are traded on an organized exchange or privately negotiated contracts. Futures contracts are examples of standard exchange-traded derivatives. Privately negotiated derivative contracts include forwards, interest rate swaps and certain option contracts. The Company enters into interest rate swap agreements and commodity forward contracts for other than trading purposes. Derivatives used for other than trading purposes are related to hedging variable cash flows on floating rate debt and hedging the purchase and sale price of various commodities.

           Interest rate swaps are contractual agreements to exchange periodic interest payments at specified intervals. The notional amounts of interest rate swaps are not exchanged; they are used in conjunction with the agreed-upon fixed and/or floating interest rates to calculate the periodic interest payments.

           Commodity swaps are contractual commitments to exchange the fixed price of a commodity for floating price. Commodity forwards are privately negotiated agreements to purchase or sell a specific amount of a commodity at an agreed-upon price and settlement date.

           The Company accounts for its derivative instruments as either cash flow hedges or no hedging designation. To qualify for cash flow hedge accounting, the hedge relationship must be formally documented at inception and be anticipated to be highly effective. If the requirements for hedge accounting are not met, the Company accounts for derivatives as no hedging designation.

           The Company reports interest rate swaps at fair value with changes in the swap fair value reported in either OCI or earnings as determined by the accounting method applied. For swaps qualifying for hedge accounting, the gains/losses on the swaps that are deemed effective are deferred in other comprehensive income. Deferred gains and losses from effective hedge relationships will be reclassified into earnings as adjustments to interest expense over the life of the hedged debt. If the swap does not qualify for hedge accounting, any change in fair value is reported currently in earnings.

           The Company accounts for the commodity forwards for electricity at fair value, with the change in fair value reported in OCI. The effective portion of the derivative fair value change for those swaps that qualify as cash flow hedges of the forecasted sale of electricity deferred as part of other comprehensive income. The deferred gains/losses on the electricity forward contracts are reclassified from other comprehensive income to earnings in the same period as the hedged sale of electricity impacts earnings. If hedge accounting is not applied, any fair value changes in the electricity forwards are reported currently in earnings.

           The Company classifies its fuel swap contracts and financial tolling arrangements as no hedging designation under FAS 133. These contracts are reported at fair value with any changes in fair value reported currently in earnings.

Comprehensive Income

          The Company’s comprehensive income consists of net income and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company’s other comprehensive income consists principally of gains and losses on derivative instruments that qualify for cash flow hedge treatment.

3.      Commitments and Contingencies:

Turbine Purchases

          In February and March 2001, the Company entered into two letters of intent for delivery of turbine generators for the Company’s development projects for a total of approximately $281,210,000. The Company made an $8,000,000 deposit for these turbines in March 2001.

Power Supply Agreement with Niagara Mohawk

          On March 20, 2001, the Company completed a new power sale agreement with Niagara Mohawk Power Corporation (Niagara Mohawk). The power supply contract is a three-year agreement that supplies Niagara Mohawk with all of the electric output from Erie Boulevard’s 650 megawatts of hydroelectric generation at fixed rates. This agreement will commence in October 2001, upon expiration of the existing power supply agreement.

4.      Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method.

Diluted EPS assumes the issuance of common stock pursuant to stock options and warrants at the beginning of the year. The impact of 5,663 stock options have been excluded from diluted EPS for the three months ended March 31, 2000, due to their anti-dilutive effect. The following table shows the computation of the Company’s basic and diluted EPS for 2000 and 2001 (in thousands, except share data):

                                                                        Per Share
                                            Net Income      Shares        Amount
                                            ----------      ------        ---------

   For the period ended March 31, 2000:
   Basic EPS-
   Net income                              $  8,294       36,162,600      $  0.23
   Effect of dilutive securities                           1,834,700
                                            ----------    ----------
   Diluted EPS-
   Net income                              $  8,294       37,997,300      $  0.22
                                           ==========     ==========      =======
   For the period ended March 31, 2001:
   Basic EPS-
   Net income                              $ 15,117       93,095,900      $  0.16
   Effect of dilutive securities                          5,060,500
                                           ---------      ----------
   Diluted EPS-
   Net income                              $ 15,117       98,156,400      $  0.15
                                          ==========     = =========      =======

5.      Accounting Change

          Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (the “Statement”) as amended by SFAS Nos. 137 and 138. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of the changes in fair value of the derivative are recorded as other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in fair value of cash flow hedges are recognized into earnings.

          The Company uses derivative instruments to manage exposures to interest rate and commodity price risks. The Company’s objective for holding derivatives is to minimize the variability in the Company’s cash flow using the most effective methods to eliminate or reduce the impacts of these risks. The Company does not use derivative financial instruments for speculative or trading purposes.

          The adoption of the Statement resulted in a pre-tax reduction to OCI of $57.0 million ($33.3 million after taxes).This transition adjustment represented the fair value of the Company's derivative instruments related to interest rate swaps and commodity price contracts recognized as cash flow hedges. The reduction in OCI for the three months ended March 31, 2001, is attributable to valuation losses of approximately $11.7 million on the Company's interest rate swaps, offset by the reclassifications out of OCI of $2.6 million in gains from the Company's commodity contracts. The net derivative losses included in OCI will be reclassified into earnings during the next twelve months.

          At March 31, 2001, the Company had derivative assets of approximately $768,000 and, liabilities of approximately $81.0 million related to the fair values of the Company’s derivative contracts. The derivative assets and liabilities are recorded in prepaid expenses and other current assets, and other current liabilities, respectively.

Interest Rate Risk

          The Company's variable rate credit facilities expose Orion to uncertain future cash flows due to variability in future interest payments or floating rate debt. To mitigate this variability in cash flows, the Company executes pay fixed interest rate swaps. The swaps allow the company to effectively fix its cost of funding on the hedged floating rate notes.

Commodity Price Risk

           The Company is exposed to earnings volatility due to changes in the future market prices of commodities bought and sold in the normal course of business. To hedge against this exposure, the Company executes commodity swaps and commodity futures agreements for the forward sale of electricity, the forward purchases of natural gas and oil as well as financial tolling contracts. The forward sales of electricity are designated as cash flow hedges. The remaining contracts have not been designated as hedges and therefore the gains and losses on those derivative contracts are recorded directly as income. The net gain attributable to the change in these derivative contract's fair value for the three months ended March 31, 2001 was $1.5 million and is included in operating expenses on the accompanying consolidated statements of operations.

6.     Stockholders’ equity and comprehensive income

          Stockholders’ equity and comprehensive income amounted to the following as of and for the period ended March 31, 2001 (in thousands, except share data):

                                                                  Notes     Accumulated
                                            Additional Deferred  Receivable   Other
                            Common Stock    Paid-In    Compen-    From      Comprehensive Retained        Comprehensive
                          Shares     Amount Capital    sation    Officers    Income       Earnings  Total    Loss
BALANCE,                  ------------------------------------------------------------------------------------------------
DECEMBER 31, 2000        93,095,926  $931 $1,230,467 $(3,359)  $(5,916)       $  -       $32,659   $1,254,782   $ -
 Net income                                                                               15,117       15,117   15,117
 Interest Income -
  Officers Note Rec                                                (91)                                   (91)
 Amortization of deferred
  compensation                                          399                                               399
 Derivative transition                                                       (33,330)                 (33,330) (33,330)
  adjustment
 Change in valuation of
  cash flow hedges                                                           (14,289)                 (14,289) (14,289)
                                                                                                               --------
   Comprehensive Loss                                                                                         $(32,502)
                         ---------- ---- ---------- -------    --------     --------     -------  ----------   =========
BALANCE, MARCH 31, 2001  93,095,926 $931 $1,230,467 $(2,960)   $(6,007)     $(47,619)    $47,776  $1,222,588
                         ========== ==== ========== =======    ========     =========    ======== ==========

7.      Subsequent Events

          On May 10, 2001, the Company filed Form S-8 with the Securities and Exchange Commission (SEC) to register the common stock underlying its stock option program.

          On May 11, 2001, the Company filed Form S-1 with the SEC to sell 13,000,000 shares of common stock (including 2,612,923 of secondary shares) and $200 million of convertible debt. The proceeds are to be used to fund the development of the Kelson Ridge Generating Station, to repay outstanding debt, to fund future acquisition and development opportunities and to provide for working capital and general corporate purposes.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

            This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company’s outlook for 2001 and beyond, the Company’s expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

Overview

          We were incorporated in Delaware in March 1998 for the purpose of acquiring, developing, owning, and operating non-nuclear electric power generating facilities throughout North America. Commencing in November 1998, in five separate acquisitions, we directly or through our wholly-owned subsidiaries acquired our facilities with a total electric generating capacity of 5,396 megawatts in operation with over 5,000 megawatts in construction and various stages of development.

          Products. Similar to other wholesale power generators, we typically sell three types of products: energy, capacity, and ancillary services. Energy refers to the actual electricity generated by our facilities and sold to intermediaries for ultimate transmission and distribution to consumers of electricity. Capacity refers to the physical capability of a facility to produce energy. Ancillary services generally are support products used to ensure the safe and reliable operation of the electric power supply system.

          Markets. We typically sell our products to electric power retailers, which are the entities that supply power to consumers. Power retailers include independent service operators, regulated utilities, municipalities, energy supply companies, cooperatives, and retail “load” aggregators.

Recent Developments

          In March 2001, we began a $40 million modernization of the Brunot Island Generating Station in Pittsburgh, Pennsylvania. The plant, currently a 234 megawatt oil-fired peaking facility will be converted to a more efficient 374 megawatt natural gas-fired combined cycle facility. This project is due to be completed in the second quarter of 2002.

          In March 2001, we entered into a new three-year power supply agreement with Niagara Mohawk Power Corporation (Niagara Mohawk). Niagara Mohawk will pay for capacity and energy at fixed rates for all 650 megawatts of our Erie Boulevard hydroelectric facilities. The agreement will commence in October 2001, upon expiration of the current power supply agreement with Niagara Mohawk. Based on average water flows, we believe the agreement will provide us with approximately $350 million in revenues over the term of the agreement.

          In April 2001, the third auction of capacity in the New York market was held by the New York Independent System Operator, known as the NY-ISO, relating to the summer 2001 capacity season which runs from May 1 until October 31, 2001. We were successful in selling 2,060 megawatts of capacity from our assets located in New York City into the auction at a price that approximates the price cap of $105 per kilowatt year, for total expected revenue of approximately $108 million, which we will recognize over that period. Additionally, we have continued to sell electricity and purchase the related fuel in the forward markets in New York City, thereby locking-in forward profit margins for a substantial portion of our expected summer 2001 output.

          In May 2001, we announced that we had accelerated our development plans for the 1,650 megawatt, gas-fired Kelson Ridge Generating Station. The facility will be located in Waldorf, Maryland and will be capable of serving both Washington, DC and Baltimore, Maryland. We expect the initial phase of 1,100 megawatts to be completed in two stages of 550 megawatts each in 2003 and 2004, with the second phase of an additional 550 megawatts to be completed in 2005. The facility is expected to ultimately be composed of three 550 megawatt blocks, each consisting of two combustion turbine units, two heat steam recovery generation units and a steam generator. We have entered into a letter of intent to purchase the four combustion turbines and two steam turbines from Seimens Westinghouse Power Corporation. The output will be committed under contract and/or made available for the Pennsylvania-New Jersey-Maryland Interconnection wholesale energy market, known as PJM.

          On May 11, 2001, the Company filed Form S-1 with the SEC to sell 13,000,000 shares of common stock (including 2,612,923 of secondary shares) and $200 million of convertible debt. The proceeds are to be used to fund the development of the Kelson Ridge Generating Station, to repay outstanding debt, to fund future acquisition and development opportunities and to provide for working capital and general corporate purposes.

Results of Operations

           Generally. The principal factor affecting recent changes in our results has been the timing of the acquisitions of our facilities. We acquired the assets on the following dates:

• • • • •	Carr Street Generating Station -- November 19, 1998;

Hydroelectric assets -- July 30, 1999;

Assets located in New York City -- August 20, 1999;

Assets located in Cleveland, Pittsburgh, West Pittsburg and Youngstown -- April 28, 2000; and

Assets under construction from Columbia Electric - December 11, 2000.

          Set forth below are certain operating data which we believe indicate the general performance of our operations:

                                                           Three Months    Three Months
                                                               Ended              Ended
                                                          March 31, 2000      March 31, 2001
                                                          ---------------     --------------
                                                              (dollars in thousands)
Consolidated EBITDA....................................    $      41,968       $      105,574
                                                                  ======              =======
Megawatt hours produced during period..................        1,455,173            4,732,913
Net capacity owned at end of period (Megawatts)........            2,613                5,396

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

          Revenue. Our revenue was $274.3 million for the three months ended March 31, 2001, as compared to revenue of $105.5 million for the three months ended March 31, 2000. The increase was primarily due to the acquisition in April 2000 of our assets located in Cleveland, Pittsburgh, West Pittsburg and Youngstown. The revenue from each facility was determined at least in part in accordance with the various interim capacity and energy agreements then in place, including the provider of last resort contract with Duquesne Light Company. For the revenues that were comparable for the periods, a portion of the increase related to increased fuel costs from period to period, which in turn increased energy sale prices to offset the cost increase. Other factors in determining our revenue stream are weather patterns and the seasonality of the energy business. Extreme temperatures can cause significant fluctuations in our revenue stream. Forced outages, due to a variety of factors, can also lead to changes in revenues and those forced outages can be in our own plants as well as other energy producers plants shifting the energy availability and pricing factors used in the revenue components of our business. While experiencing some forced outages during the three months ended March 31, 2001, they did not have a significant impact on our revenue stream.

          Operating Expenses. Our operating expenses consisted of fuel expense, operations and maintenance expense, taxes other than income taxes (principally property taxes), general and administrative expenses and depreciation and amortization expense.

          We had fuel expenses of $111.7 million for the three months ended March 31, 2001, compared with $30.7 million for the three months ended March 31, 2000. The increase in 2001 was the result of our acquisition of our assets located in Cleveland, Pittsburgh, West Pittsburg and Youngstown, and higher per unit costs for natural gas and oil in 2001.

          Our gain in derivative financial instruments was $1.5 million for the three months ended March 31, 2001, compared to $0 for the three months ended March 31, 2000. This gain reflects the changes in value recognized during the three months ended March 31, 2001, for the derivative financial instruments (natural gas, oil, and financial tolling agreements) that do not qualify as cash flow hedges under generally accepted accounting principles. See discussion in Accounting Change below.

          Our operations and maintenance expenses were $27.9 million for the three months ended March 31, 2001, as compared to $14.0 million for the three months ended March 31, 2000. The increase was a result of the acquisition of our assets located in Cleveland, Pittsburgh, West Pittsburg and Youngstown in April 2000. Other costs included in operations and maintenance expenses are related to additional maintenance projects performed in conjunction with scheduled capital improvements or forced outages. These costs may be incurred at different times during the operating cycle as a result of timing, forced outages, energy needs, and other external factors. These costs, as they relate to maintenance projects, follow the seasonal patterns of the energy industry with a higher concentration of costs in the early part of the second and fourth quarters of a fiscal year, traditionally the slower periods of energy demand.

          Our general and administrative expenses were $12.8 million for the three months ended March 31, 2001, as compared to $5.4 million for the three months ended March 31, 2000. The increase was the result of expanded corporate and regional infrastructure to support our growth.

          Taxes other than income taxes amounted to $17.8 million for the three months ended March 31, 2001, compared to $13.5 million for the three months ended March 31, 2000. The increase was a result of the acquisition in the more recent period of our assets located in Cleveland, Pittsburgh, West Pittsburg and Youngstown. The majority of these stem from property taxes related to our facilities and their locations. We continue to focus on trying to control these costs through assessment hearings and working with the appropriate authorities to reach agreement on these costs.

          Depreciation and amortization expense was $32.2 million for the three months ended March 31, 2001, as compared to $13.1 million for the three months ended March 31, 2000. The increase was a result of the acquisition in the more recent period of our assets located in Cleveland, Pittsburgh, West Pittsburg and Youngstown. We also added the favorable value of the provider of last resort contract as an intangible asset in 2000. Capital projects and financing activities will continue to determine the amount and growth of these costs.

           Operating Income. As a result of the above factors, our operating income was $73.4 million for the three months ended March 31, 2001, as compared to operating income of $28.9 million for the three months ended March 31, 2000.

          Interest Expense. Our interest expense was $52.9 million for the three months ended March 31, 2001, as compared to $14.7 million for the three months ended March 31, 2000. The increase in interest expense was due to our new bank credit agreement for the acquisition of our assets located in Cleveland, Pittsburgh, West Pittsburg and Youngstown, the $400 million senior notes issued in April and May 2000, and the revolving credit facility entered into in July 2000. Interest expense also includes amortization of deferred financing costs from the establishment of Orion Power MidWest, L.P.‘s credit facility, the senior notes and the revolving credit facility, all occurring after March 2000.

          Interest Income. Our interest income was $5.8 million for the three months ended March 31, 2001, as compared to $388,000 for the three months ended March 31, 2000. The increase is due to the increase in cash on hand raised as part of our initial public offering in November 2000.

          Income Tax Provision. Our income tax provision was $11.2 million for the three months ended March 31, 2001, as compared to $6.3 million for the three months ended March 31, 2000. The increase was due to higher taxable income for the equivalent periods and an increase in our effective tax rate to 42.5% due to the higher proportion of income from our New York City assets and the additional tax rates applicable to operations within New York City.

          Net Income. As a result of the above factors, our net income was $15.1 million for the three months ended March 31, 2001, as compared to $8.3 million for the three months ended March 31, 2000.

Accounting Change

          Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 , “Accounting for Derivative Instruments and Hedging Activities”, (the “Statement”) as amended by SFAS Nos. 137 and 138. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of the changes in fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in fair value of cash flow hedges are recognized into earnings.

           The adoption of the Statement resulted in a pre-tax reduction to OCI for the three months ended March 31, 2001 of $57.0 million ($33.3 million after taxes). This transition adjustment represented the fair value of the Company's derivative instruments related to interest rate swaps and commodity price contracts recognized as cash flow hedges. The reduction in OCI for the three months ended March 31, 2001, is attributable to valuation losses of approximately $11.7 million on the Company's interest rate swaps offset by the reclassifications out of OCI of $2.6 million in gains from the Company's commodity contracts.

Liquidity and Capital Resources

          During the three months ended March 31, 2001, we obtained cash from operations and from borrowings under the credit facilities of our subsidiaries. This cash was used to fund operations, service debt obligations, fund construction of our Ceredo and Liberty Electric Generating Stations, and meet other cash and liquidity requirements.

          Operating activities for the three months ended March 31, 2001, provided $97.0 million of cash compared to $10.4 million of cash provided for the three months ended March 31, 2000. The change in restricted cash was $94.0 million for the three months ended March 31, 2001, compared to a change of $15.0 for the three months ended March 31, 2000. Investing activities for the three months ended March 31, 2001, used $116.8 million of cash for facilities upgrades and improvements as well as continued construction of the Ceredo and Liberty plants as compared to $2.9 million of cash used for similar upgrades and improvements in the three months ended March 31, 2000. Financing activities for the three months ended March 31, 2001, provided $63.2 million of cash, mostly through additional borrowings as compared to using $8.0 million in the three months ended March 31, 2000 to repay long-term debt.

          As of March 31, 2001, cash and cash equivalents were $179.3 million and working capital was $424.5 million. Of this working capital, we had restricted cash of $189.4 million that can only be used pursuant to our credit facilities in certain circumstances to fund the business activities of our subsidiaries.

           We will require cash to meet the debt service obligations under our notes and credit facilities. Debt service obligations will fluctuate depending on variations in the interest rate and the balance on the working capital portion of the facilities.

          In addition, we plan to improve the operational efficiency of our generating facilities and, in some cases, to expand our facilities on-site. We anticipate maintenance capital expenditures of between $30 and $40 million annually for the next several years in connection with our assets. Additionally, we expect that capital expenditures on environmental projects will total approximately $350 million over the next seven years, the majority of which is expected to be invested between 2002 and 2006.

          We review potential acquisition and development opportunities on an on-going basis. We currently have not made any commitments or entered into any binding agreements with respect to any such transaction.

          We will need to refinance our indebtedness under the Orion Power New York credit facility, which becomes due in December 2002, and the Orion Power MidWest credit facility, which becomes due in October 2002. We are currently exploring financing alternatives to replace this debt. Entering into a new credit facility and issuing one or more additional series of notes are among the alternatives we are considering. We are currently in compliance with all of the covenants under our credit facilities and senior notes.

          We are restricted in our ability to incur additional indebtedness and make acquisitions and capital expenditures by the terms and conditions of our senior notes, our revolving credit facility and the credit facilities of our subsidiaries. However, we may incur additional indebtedness under a variety of scenarios.

          We will fund our operating activities, construction and maintenance and debt service requirements through a combination of operating cash flows, financing arrangements and additional equity offerings. We expect our future cash flows will increase as a result of the new power supply agreement with Niagara Mohawk, the revisions and extension to the provider of last resort contract, and the expected completion of the Ceredo Electric Generating Station scheduled to commence operations in the second quarter of 2001. We expect our financing requirements beyond the offerings described in the recent developments section will be driven by the refinancing of the Orion Power New York and Orion Power MidWest credit facilities and additional acquisitions or development projects.

          On May 11, 2001, in conjunction with the needs and intentions described above, we filed a Form S-1 with the Securities and Exchange Commission to sell 13,000,000 shares of common stock (including 2,612,923 shares from current shareholders) as well as $200 million of convertible debt. These proceeds will be used to fund the development and construction of the Kelson Ridge Electric Generating Station, repay some existing debt, and provide resources to fund future acquisitions and/or developments, including any redevelopment projects at our existing facilities and to provide for working capital and general corporate purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

          As of March 31, 2001, we were party to four interest rate swap agreements designed to fix the variable rate of interest on $350 million of the credit facility of Orion Power New York, L.P. The weighted average fixed rate of interest for the related swap agreements are approximately 7.0%. In addition, we were party to four interest rate swap agreements designed to fix the variable rate of interest on $600 million of the credit facility of Orion Power MidWest, L.P. The weighted average fixed rate of interest for the related swap agreement is approximately 7.42%. As of March 31, 2001, if we sustained a 100 point basis change in interest rates for all variable rate debt, the change would have affected net pretax income by $2.4 million.

          As of March 31, 2001, the fair value of our financial instruments, except for the fixed rate component of the Liberty Credit Facility and the senior notes, approximates their carrying value due to their short-term nature or due to the fact the interest rate paid on the debt is variable. The carrying amount of the senior notes and the fixed rate component of the Liberty Credit Facility as of March 31, 2001 was $505.8 million with a fair value of $579.7 million. The fair value was estimated using discounted cash flow analysis, based on the Company’s incremental borrowing rate and the approximate carrying value based on the quoted market prices for similar types of borrowing arrangements.

          As of March 31, 2001, we had sold forward 1,292,800 total megawatt hours for 2001 – 2002, which will produce a net margin of $54.0 million. We have entered into these financial derivative contracts to hedge our exposure to the impact of price fluctuations related to the forward price of power. We also enter into derivative commodity instruments to hedge our exposure to the impact of price fluctuations on gas and oil prices. The derivative instruments related to the price of gas and oil do not qualify for hedge treatment under generally accepted accounting principles. However, we believe they provide a strong economic hedge of this risk.

PART II – OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

In November 2000, the Company completed an initial public offering. The following information relates to that offering and the use of proceeds from that offering.

Effective Date of the Registration Statement:	November 13, 2000

Commission File Number:	333-44118

Date the Offering Commenced:	November 14, 2000

Names of Managing Underwriters:	Goldman, Sachs & Co.; Credit Suisse First Boston; Deutsche Banc Alex. Brown; Merrill Lynch & Co. and Morgan Stanley Dean Witter

Class of Securities Registered:	Common Stock

Amount registered:	31,625,000 shares of Common Stock (including 4,125,000 shares subject to over-allotment option).

Amount sold by the Company:	24,279,032 shares of Common Stock

Amount sold by selling stockholders:	3,220,968 shares of Common Stock

Aggregate price of offering amount registered:	$550,000,000

Aggregate offering price of amount sold:	$455,231,850

Expenses:	The expenses incurred for the Company's account in connection with the offering are as follows:

     Underwriting Discounts and Commissions:            $    34,375,000
     Finders Fees:                                      $             0
     Expenses Paid to or for Underwriters:              $             0
     Other Expenses:                                    $     2,686,000
                                                        ---------------
        Total Expenses:                                 $    37,061,000
                                                        ===============

None of the expenses of the offering consisted of direct or indirect payments to (i) directors, officers, general partners or affiliates of the Company, (ii) persons owning 10 percent or more of any class of equity securities of the Company, or (iii) affiliates of the Company, other than approximately $16.4 million of the expenses of the offering which consisted of underwriting discounts and commissions paid to Goldman, Sachs & Co., which is an affiliate of the Company and an affiliate of persons owning 10 percent or more of the common stock of the Company. The net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and other expenses, were approximately $443.5 million, $209 million of which was used to acquire Columbia Electric Corporation. The remaining $234.5 million is being used for development projects and for general corporate and working capital purposes and may be used for additional acquisitions. Of the $234.5 million, $100.0 million was used to fund construction of the Ceredo Generating Station, $23.5 million was used for general corporate operating expenses, and $111.0 million remained available as cash at December 31, 2000. The proceeds were invested in AAA-rated short term securities and will continue to be until the funds are appropriately deployed. None of such payments were made to directors, officers or 10% or more stockholders or to any associates or affiliates of the foregoing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ORION POWER HOLDINGS, INC. By: /s/ Scott B. Helm Scott B. Helm Executive Vice President and Chief Executive Officer (principal financial officer of registrant)

Dated: May 15, 2001