Form 10-Q
period 2001-06-30
ORION POWER HOLDINGS INC
filed 2001-08-14
CIK 1120236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001
or

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ____.
Commission file number: 001-16077

ORION POWER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of incorporation or organization	52-2087649 (I.R.S. Employer Identification No.)

7 East Redwood Street Baltimore, Maryland 21202 (Address of principal executive offices)	21202 (Zip Code)

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

Yes |X| No |_|

           The number of shares outstanding of the registrant's common stock, $0.01 par value was 103,483,003 at June 30, 2001.

INDEX

Page

PART I.	FINANCIAL INFORMATION	2

Item 1.	Financial Statements	2

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

PART II.	OTHER INFORMATION	22

Item 2.	Changes in Securities and Use of Proceeds	22

Item 4.	Submission of Matters to a Vote of Security Holders	23

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

Orion Power Holdings, Inc., and Subsidiaries

Consolidated Balance Sheets
(In Thousands, Except Share Data)

                                                                              As of
                                                             ----------------------------------------
                                                                 December 31,            June 30,
                                                                     2000                  2001
                                                             --------------------    ----------------
Assets                                                                                  (Unaudited)

Current assets:
  Cash and cash equivalents                                            $135,834            $473,733
  Restricted cash                                                       283,426             221,419
  Accounts receivable, net of allowances for bad
    debts of $1,458 at December 31, 2000 and June 30, 2001              154,777             179,440
  Inventories and supplies                                               44,881              52,067
  Deferred income tax asset                                              14,920              19,853
  Prepaid expenses and other current assets                              28,307              24,849
                                                             --------------------    ----------------
Total current assets                                                    662,145             971,361
                                                             --------------------    ----------------

Property and equipment, net                                           3,083,546           3,219,840

Deferred income tax asset                                                  --                 1,307

Other noncurrent assets:
  Prepaid expenses and other noncurrent assets                           12,134              54,722
  Identifiable purchased intangibles, net of accumulated
    amortization of $4,998 and $7,600 at December 31,
    2000 and June 30, 2001, respectively                                 70,786              68,338
  Deferred financing costs, net of accumulated
    amortization of $13,587 and $21,324 at December 31,
    2000 and June 30, 2001, respectively                                 41,579              44,830
                                                             --------------------    ----------------
Total other noncurrent assets                                           124,499             167,890
                                                             --------------------    ----------------

Total assets                                                          $3,870,190          $4,360,398
                                                             ====================    ================

The accompanying notes are an integral part of these consolidated balance sheets.

Orion Power Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
(In Thousands, Except Share Data)

                                                                              As of
                                                             ----------------------------------------
                                                                 December 31,            June 30,
                                                                     2000                  2001
                                                             --------------------    ----------------
Liabilities and stockholders' equity                                                    (Unaudited)

Current liabilities:
     Accounts payable                                               $   121,000         $    99,049
     Accrued expenses                                                    46,711              49,560
     Accrued interest                                                    18,641              17,186
     Deferred revenue                                                     1,836               1,836
     Note payable                                                           261                 261
                                                             --------------------    ----------------
Total current liabilities                                               188,449             167,892
                                                             --------------------    ----------------

Long-term debt (Note 4)                                               2,367,637           2,543,194
Deferred income tax liabilities                                           8,931                  --
Other long-term liabilities                                              50,391              51,887
Derivative liabilities                                                       --              66,261
                                                             --------------------    ----------------
Total liabilities                                                     2,615,408           2,829,234
                                                             --------------------    ----------------

Commitments and contingencies (Note 3)

Stockholders' equity (Note 7):
     Common stock, $.01 par value; 200 million shares
        authorized; 93,095,926 and 103,483,003 shares
        issued and outstanding at December 31, 2000
        and June 30, 2001, respectively                                     931               1,035
     Additional paid-in capital                                       1,230,467           1,501,547
     Deferred compensation                                               (3,359)             (2,561)
     Notes receivable from officers                                      (5,916)             (4,014)
     Accumulated other comprehensive income                                  --             (33,953)
     Retained earnings                                                   32,659              69,110
                                                             --------------------    ----------------
Total stockholders' equity                                            1,254,782           1,531,164
                                                             --------------------    ----------------

Total liabilities and stockholders' equity                         $  3,870,190        $  4,360,398
                                                             ====================    ================

The accompanying notes are an integral part of these consolidated balance sheets.

Orion Power Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations
(In Thousands, Except Per Share Data) (Unaudited)

                                          For the Three Months Ended           For the Six Months Ended
                                       ------------------------------      -------------------------------
                                       June 30, 2000    June 30, 2001      June 30, 2000     June 30, 2001
                                       -------------    -------------      -------------     -------------

Operating revenues                       $ 236,168        $ 305,561          $ 341,674         $ 579,813
                                       -------------    -------------      -------------     -------------
Operating expenses:
  Fuel                                      97,040          126,464            127,706           238,192
  Gain on derivative financial
   instruments                                  --             (138)                --            (1,659)
  Operations and maintenance                21,589            29,778            35,553            57,684
  General and administrative                 9,107            15,401            14,496            28,180
  Taxes other than income taxes             13,497            18,084            27,016            35,870
  Depreciation and amortization             29,246            32,999            42,296            65,195
  Cost on buyout of operations and
   maintenance contracts with
   related party                            19,000                --            19,000                --
                                       -------------    -------------      -------------     -------------
Total operating expenses                   189,479           222,588           266,067           423,462

Operating income                            46,689            82,973            75,607           156,351

Interest income                              2,842             5,154             4,203            10,945

Interest expense                           (40,802)          (51,040)          (56,506)         (103,931)
                                       -------------    -------------      -------------     -------------

Income before provision for income tax       8,729            37,087            23,304            63,365

Income tax provision                         3,273            15,753             9,554            26,914
                                       -------------    -------------      -------------     -------------
Net income                                $  5,456         $  21,334         $  13,750         $  36,451
                                       =============    =============      =============     =============

Earnings per average common share:
   Basic                                  $   0.09         $    0.22         $    0.29         $    0.39
                                       =============    =============      =============     =============
   Diluted                                $   0.09         $    0.21         $    0.27         $    0.36
                                       =============    =============      =============     =============

The accompanying notes are an integral part of these consolidated financial statements.

Orion Power Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In Thousands) (Unaudited)

                                                                  For the Six Months Ended
                                                        ---------------------------------------------
                                                              June 30,               June 30,
                                                                2000                   2001
                                                        ---------------------- ----------------------
Cash flow from operating activities:

Net income                                                $      13,750          $      36,451

Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
         Deferred income taxes                                    2,759                  9,054
         Deferred compensation                                      504                    798
         Gain on derivative financial instruments                    --                 (1,659)
         Interest income on officers' note receivable                --                   (178)
         Cost of buyout of operations and maintenance
          contracts from related party                           18,900                     --
         Depreciation and amortization                           46,740                 72,932
         Change in assets and liabilities
                  Restricted cash                               (47,069)                62,007
                  Accounts receivable                          (110,697)               (24,663)
                  Inventories and supplies                       (1,972)                (7,186)
                  Prepaid expenses and other
                   current assets                               (11,475)                13,200
                  Prepaid expenses and other
                   noncurrent assets                               (808)               (42,588)
                  Accounts payable                               47,010                (21,951)
                  Accrued expenses                                7,048                  2,849
                  Other long-term liabilities                      (919)                 1,496
                  Accrued Interest                               23,466                 (1,455)
                                                        ----------------       ----------------

         Net cash (used in) provided by operating
          activities                                            (12,763)                99,107
                                                        ----------------       ---------------

Cash flows from investing activities
         Purchase of property, equipment and related
          assets in acquisitions                             (1,728,846)                    --
         Purchase of property and equipment
          in operations                                         (39,578)              (199,134)
                                                        ----------------       ---------------

         Net cash used in investing activities               (1,768,424)              (199,134)
                                                        ----------------       ----------------

Cash flows from financing activities:
         Issuance of common stock, net                          304,278                271,184
         Distributions to stockholders                          (17,050)                    --
         Payments from officers' notes receivables                   --                  2,080
         Proceeds from long-term debt                         1,551,137                382,100
         Payments on long-term debt                              (8,000)              (206,543)
         Funding of reserve accounts established with
          Credit Agreement (restricted cash)                    (55,000)                    --
         Payment on deferred financing fees                     (28,505)               (10,895)
                                                        ----------------       ----------------

         Net cash provided by financing activities            1,746,860                437,926
                                                        ----------------       ---------------

         Net change in cash and cash equivalents                (34,327)               337,899

         Cash and cash equivalents, beginning of period          78,549                135,834
                                                        ----------------       ---------------

         Cash and cash equivalents, ending of period      $      44,222          $     473,733
                                                        ================       ===============

The accompanying notes are an integral part of these consolidated financial statements.

Orion Power Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In Thousands) (Unaudited)

                                                                  For the Six Months Ended
                                                        ---------------------------------------------
                                                              June 30,               June 30,
                                                                2000                   2001
                                                        ---------------------- ----------------------
Supplemental disclosure of cash flow information:

         Cash paid for:
                  Interest                                $      33,040          $      98,558
                                                        ================       ===============
                  Income taxes                            $       9,110          $      28,987
                                                        ================       ===============
         Noncash disclosure:
                  Notes receivables from officers         $       5,000          $          --
                                                        ================       ===============
                  Other long-term liabilities assumed
                   in acquisition                         $      23,785          $          --
                                                        ================       ===============
                  Conversion of note payable to equity    $      71,086          $          --
                                                        ================       ===============

The accompanying notes are an integral part of these consolidated financial statements.

Orion Power Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2001

1. Organization and Operations of the Company:

           Orion Power Holdings, Inc., a Delaware corporation and its subsidiaries (the "Company") own, operate, acquire, and develop non-nuclear electric power generating facilities in North America.

2. Summary of Significant Accounting Policies:

Basis of Interim Presentation

           The accompanying interim consolidated financial statements of the Company have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include the adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these unaudited consolidated financial statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements and related notes and management's discussion and analysis of financial condition and results of operations, included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The results of interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

Derivatives

           Derivative financial instruments (Derivatives) are contracts which typically derive value from changes in interest rates, foreign exchange rates, credit spreads, prices of securities or financial or commodity indices. The timing of cash receipts and payments for derivatives is generally determined by contractual agreement. Derivatives can be either standardized contracts that are traded on an organized exchange or privately negotiated contracts. Futures contracts are examples of standard exchange-traded derivatives. Privately negotiated derivative contracts include forwards, interest rate swaps and certain option contracts. The Company enters into interest rate swap agreements and commodity forward contracts for purposes other than trading. Derivatives used for purposes other than trading are related to hedging variable cash flows on floating rate debt and hedging the purchase and sale price of various commodities.

           Interest rate swaps are contractual agreements to exchange periodic interest payments at specified intervals. The notional amounts of interest rate swaps are not exchanged; they are used in conjunction with the agreed-upon fixed and/or floating interest rates to calculate the periodic interest payments.

           Commodity swaps are contractual commitments to exchange the fixed price of a commodity for a floating price. Commodity forwards are privately negotiated agreements to purchase or sell a specific amount of a commodity at an agreed-upon price and settlement date.

           The Company accounts for its derivative instruments as either cash flow hedges or no hedging designation. To qualify for cash flow hedge accounting, the hedge relationship must be formally documented at inception and be anticipated to be highly effective. If the requirements for hedge accounting are not met, the Company accounts for derivatives through the statement of operations on a mark to market basis.

           The Company reports interest rate swaps at fair value with changes in the swap fair value reported in either other comprehensive income (OCI) or earnings as determined by the accounting method applied. For swaps qualifying for hedge accounting, the gains/losses on the swaps that are deemed effective are deferred in OCI. Deferred gains and losses from effective hedge relationships will be reclassified into earnings as adjustments to interest expense over the life of the hedged debt. If the swap does not qualify for hedge accounting, any change in fair value is reported currently in earnings.

           The Company accounts for the commodity forwards at fair value, with the change in fair value reported in OCI. The effective portion of the derivative fair value change for those swaps that qualify as cash flow hedges are deferred as part of OCI. The deferred gains/losses on the commodity forward contracts are reclassified from OCI to earnings in the same period as the hedged sale of the commodity impacts earnings. If hedge accounting is not applied, any fair value changes in the commodity forwards are reported currently in earnings.

           The Company classifies its fuel swap contracts and financial tolling arrangements as no hedging designation under Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activity." These contracts are reported at fair value with any changes in fair value reported currently in earnings.

Comprehensive Income

           The Company's comprehensive income consists of net income and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company's other comprehensive income consists principally of gains and losses on derivative instruments that qualify for cash flow hedge treatment.

Reclassifications

           Some 2000 balances have been reclassified to conform with the current year financial statement presentation.

Recent Accounting Pronouncements

           In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This standard prohibits the use of pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001. We do not expect that implementation of this standard will have a significant impact on our financial statements.

           Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles Assets." This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed periodically for impairment. This standard also requires the useful lives of previously recognized intangibles assets to be reassessed and the remaining amortization periods to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001, for all goodwill and other intangibles assets recognized on our balance sheet at that date, regardless of when the assets were initially recognized. We have not yet determined the effects of this standard on our financial statements.

           In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. We have not yet determined the effects of this standard on our financial statements.

3. Commitments and Contingencies:

Turbine Purchases

           In February and March 2001, the Company entered into two letters of intent for delivery of turbine generators for the Company's development projects for a total of approximately $281.2 million. The Company has made approximately $30.7 million in turbine payments for the six months ended June 30, 2001, including $8 million in deposits.

Letters of Credit

           As of June 30, 2001, the Company had $71 million of outstanding letters of credit. These letters of credit are purchased guarantees that ensure the Company's performance or payment to third parties in accordance with unspecified terms and conditions. As of June 30, 2001, no amounts had been drawn against these letters of credit.

4. Long-Term Debt:

           On June 6, 2001, the Company completed a $200 million offering of 4.50 percent convertible senior notes, which mature on June 1, 2008. The notes are convertible into shares of the Company's common stock at a conversion price of $34.19 per share, representing a 25 percent conversion premium and are first subject to call by the Company on June 4, 2004. Concurrently with this offering, the Company and certain selling stockholders completed a $355.6 million common stock offering, comprised of 10.4 million shares sold by the Company and 2.6 million shares sold by the selling stockholders at a per share price of $27.35 (see Note 7). A portion of the proceeds from these offerings was used to repay approximately $100 million of outstanding debt held by the Company's subsidiaries.

5. Earnings Per Share:

           Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method.

           Diluted EPS assumes the issuance of common stock pursuant to stock options and warrants at the beginning of the year.

           The following table shows the computation of the Company's basic and diluted EPS for 2000 and 2001 (in thousands, except share data):

                                                    2000                                    2001
                                      ----------------------------------     -----------------------------------
                                                             Per Share                               Per Share
                                      Net Income   Shares      Amount        Net Income    Shares      Amount
For the three months ended  June 30:
     Basic EPS-                           $5,456  59,915,647     $0.09          $21,334  95,949,519      $0.22
     Effect of dilutive securities                 2,827,718                              5,748,383
                                      -----------------------               ------------------------
     Diluted EPS-                         $5,456  62,743,365     $0.09         $21,334  101,697,902      $0.21
                                          ======  ==========     =====         ======== ===========     ======

For the six months ended June 30:
     Basic EPS-                          $13,750  48,039,139     $0.29          $36,451  94,530,605      $0.39
     Effect of dilutive securities                 2,796,391                              5,404,429
                                      -----------------------               ------------------------
     Diluted EPS-                        $13,750  50,835,530     $0.27         $36,451   99,935,034      $0.36
                                         =======  ==========     =====         ========  ==========     ======

           Equivalent shares of options and convertible securities that were excluded from diluted earnings per share due to their antidilutive effect were 0 and 1,608,522 for the three months ended March 31, 2001 and June 30, 2001, respectively.

6. Accounting Change:

           Effective January 1, 2001, the Company adopted SFAS No. 133, (the "Statement") as amended by SFAS Nos. 137 and 138. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of the changes in fair value of the derivative are recorded in OCI and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in fair value of cash flow hedges are recognized as earnings.

           The adoption of the Statement resulted in a pre-tax reduction to OCI of $57.0 million ($33.3 million after taxes). The reduction to OCI for the six months ended June 30, 2001 is mostly attributable to valuation losses of approximately $4.2 million on our interest rate swaps and reclassifications out of OCI of $3.6 million in gains, respectively. The net derivative losses included in OCI will be reclassified into earnings as these derivative contracts settle.

           At June 30, 2001, the Company had net derivative assets of approximately $9.7 million, net derivative liabilities of approximately $66.3 million and accumulated other comprehensive income of approximately $34.0 million, after tax, related to fair values of the Company's derivatives. The derivative assets are recorded in prepaid expenses and other current assets.

           The Company uses derivative instruments to manage exposures to interest rate and commodity price risks. The Company's objectives for holding derivatives are to minimize the variability in the Company's cash flow using the most effective methods to eliminate or reduce the impacts of these risks. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

           The Company's credit facilities are subject to interest rate risk. The interest rate swaps are derivative instruments used to mitigate the risk of increasing interest rates for the Company's floating rate debt. These derivatives represent the Company's attempt to hedge its exposure to interest rate risk in the event of significant increases in interest rates.

Commodity Price Risk

           The Company attempts to hedge some aspects of its operations against inflation, rising fuel costs, and flat or decreasing energy prices. The Company engages in the forward sale of electricity, the forward purchases of natural gas and oil as well as financial tolling contracts. The forward sales of electricity are treated as cash flow hedges while the remaining contracts are treated as derivatives with gains and losses being tracked in earnings. The net gain attributable to the change in these derivative contracts included in the operating expenses on the accompanying consolidated statements of operations was $1.7 million for the six months ended June 30, 2001. The Company's use of derivative financial instruments, whether considered and treated as a hedge or not, is designed to lock in sale prices and the associated fuel costs to create a fixed and less variable energy margin.

7. Stockholders' equity and comprehensive income:

           Stockholders' equity and comprehensive income amounted to the following as of and for the six months ended June 30, 2001 (in thousands, except share data):

                                                                   Notes   Accumulated
                                             Additional          Receivable  Other
                               Common Stock   Paid-In   Deferred    From  Comprehensive Retained         Comprehensive
                             Shares   Amount  Capital Compensation Officers  Income     Earnings   Total    Income
                           -------------------------------------------------------------------------------------------
Balance, December 31, 2000  93,095,926 $ 931 $1,230,467  $(3,359) $(5,916)   $    -     $32,659 $1,254,782  $     -
  Sale of common stock,
   net of fees              10,387,077   104    271,080                                            271,184
  Net income                                                                             36,451     36,451   36,451
  Change in notes receivable
                                                                    1,902                            1,902
  Amortization of deferred
   compensation                                              798                                       798
  Derivative transition
   adjustment                                                               (33,330)               (33,330) (33,330)
  Change in valuation of
   cash flow hedges                                                            (623)                  (623)    (623)
                                                                                                            --------
    COMPREHENSIVE INCOME                                                                                    $ 2,498
                                                                                                            ========
                           -------------------------------------------------------------------------------
Balance, June 30, 2001     103,483,003 $1,035 $1,501,547 $(2,561) $(4,014) $(33,953)    $69,110 $1,531,164
                           =========== ====== ========== ======== ======== =========    ======= ==========

           On June 6, 2001, the Company completed a $355.6 million common stock offering, comprised of 10.4 million shares sold by the Company and 2.6 million shares sold by certain selling stockholders at a per share offering price of $27.35, resulting in net proceeds to the Company of approximately $270.7 million. Concurrently with this offering, the Company completed a $200 million offering of 4.50 % convertible senior notes (see Note 4). The net proceeds from these offerings will be used by the Company to repay debt and to fund the development of a generating station. Additionally, excess proceeds will be used to fund future acquisitions.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

           This report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company's outlook for 2001 and beyond, the Company's expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

Overview

           We were incorporated in Delaware in March 1998 for the purpose of acquiring, developing, owning, and operating non-nuclear electric power generating facilities throughout North America. Commencing in November 1998, in five separate acquisitions, we directly or through our wholly-owned subsidiaries acquired our facilities with a total electric generating capacity of 5,926 megawatts in operation and an additional 5,000 megawatts in construction and various stages of development.

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

           We typically sell our products to electric power retailers, which are the entities that supply power to consumers. Power retailers include independent service operators, regulated utilities, municipalities, energy supply companies, cooperatives, and retail "load" or customer aggregators.

Recent Developments

           In March 2001, we began a $40 million modernization of the Brunot Island Generating Station in Pittsburgh, Pennsylvania. The plant, currently a 234 megawatt oil-fired peaking facility, will be converted to a more efficient 374 megawatt natural gas-fired combined cycle facility. This project is due to be completed in the second quarter of 2002.

           In May 2001, we announced the acceleration of our development plans for the 1,650 megawatt, gas-fired Kelson Ridge Generating Station, or Kelson Ridge. The facility will be located in Waldorf, Maryland and will be capable of servicing Washington, DC and Baltimore, Maryland. We expect the initial phase of 1,100 megawatts to be completed in two stages of 550 megawatts each in 2003 and 2004, with the second phase of an additional 550 megawatts to be completed in 2005. The facility is expected to ultimately be composed of three 550 megawatt blocks, each consisting of two combustion turbine units, two heat recovery steam generation units and a steam generator. We have entered into a letter of intent to purchase the four combustion turbines and two steam turbines from Seimens Westinghouse Power Corporation. The output will be committed under contract and/or made available for the regional wholesale energy market, currently the Pennsylvania-New Jersey-Maryland Interconnection known as PJM. We have not yet finalized our selection of an engineering, procurement and construction contract.

           On June 6, 2001, we completed two public offerings: $355.6 million in common stock, of which 10.4 million shares were sold by the Company and 2.6 million shares were sold by certain selling stockholders, and $200 million of 4.50 percent convertible senior notes, which mature on June 4, 2008. The senior notes are convertible into our common stock at a conversion price of $34.19 per share, a 25 percent conversion premium. These notes are first subject to call on June 4, 2004. The net proceeds to us of approximately $466 million from these offerings will be used to fund the development of Kelson Ridge, to fund future acquisitions and to repay debt.

           On June 14, 2001, Ceredo Generating Station, or Ceredo, a 500 megawatt gas-fired peaking facility located in Wayne County, West Virginia, was placed in commercial operation. The facility is owned and operated by a wholly-owned subsidiary of the Company and consists of six General Electric model 7EA combustion turbines. The output from this facility will be used to meet the demand for electric power during the times of peak usage in the operating region known as the East Central Area Reliability Council, or ECAR. We will either use the output to assist us in meeting our obligation under the provider of last resort contract with Duquesne Light Company or sell the output to the ECAR energy merchant market.

           On July 12, 2001, the Federal Energy Regulatory Commission announced that it would facilitate a process designed to create a Northeast Regional Transmission Organization, or Northeast RTO, which would likely be comprised of all entities under the governance of the New England Independent Systems Operator, the New York Independent Systems Operator, or NY ISO, and the PJM markets. This process is at a very early stage and is being challenged by some organizations. We are unable to determine what impact, if any, implementation of a Northeast RTO would have on us.

Results of Operations

           The principal factor affecting recent changes in our results has been the timing of the acquisitions of our facilities. We acquired the assets on the following dates:

•	Carr Street Generating Station -- November 19, 1998;

•	Hydroelectric assets -- July 30, 1999;

•	Assets located in New York City -- August 20, 1999;

•	Assets located in Cleveland, Pittsburgh, West Pittsburg, Youngstown -- April 28, 2000; and

•	Assets under construction from Columbia Electric Corporation -- December 11, 2000.

           Set forth below are certain operating data which we believe indicate the general performance of our operations:

                                                                          Six Months
                                          Three Months    Three Months       Ended      Six Months
                                              Ended           Ended         June 30,       Ended
                                          June 30, 2000   June 30, 2001       2000     June 30, 2001
                                          -------------   -------------   -----------  -------------
                                                             (dollars in thousands)
-----------------------------------------
Consolidated EBITDA......................    $ 75,935       $115,972        $117,903     $221,546
                                            =========      =========         =======      =======
Megawatt hours produced during period....   4,039,209      5,045,023       5,494,382    9,777,936
Net capacity owned at end of period
(Megawatts)..............................       5,227          5,926           5,227        5,926

Three Months and Six Months Ended June 30, 2001 Compared to the Three and Six Months Ended June 30, 2000

           Revenue. Our revenue was $305.6 million and $579.8 million for the three months and six months ended June 30, 2001, respectively, as compared to revenue of $236.2 million and $341.7 for the three months and six months ended June 30, 2000, respectively. The increase was primarily due to the acquisition in April 2000 of our assets located in Cleveland, Pittsburgh, West Pittsburg and Youngstown. Other factors in determining our revenue stream are weather patterns and the seasonality of energy consumption, which is often correlated with weather patterns. Extreme temperatures can cause significant fluctuations in our revenue stream by significantly affecting energy usage patterns. Plant outages, due to a variety of factors, can also lead to changes in revenues of our own facilities, and those of other energy producers, by affecting the volume or prices of our wholesale energy products. While we experienced some outages at our own plants during the three months and six months ended June 30, 2001, they did not have a significant impact on our revenue stream.

           Operating Expenses. Our operating expenses consisted of fuel expense, operations and maintenance expense, taxes other than income taxes (principally property taxes), general and administrative expenses and depreciation and amortization expense.

           We had fuel expenses of $126.5 million and $238.2 million for the three months and six months ended June 30, 2001, respectively, compared with $97.0 million and $127.7 million for the three months and six months ended June 30, 2000, respectively. The increase was in part the result of our acquisition of our assets located in Cleveland, Pittsburgh, West Pittsburg and Youngstown in April 2000. Another component of fuel expenses is purchased power, which is power that we buy rather than generate. Purchased power was $9.3 million and $14.5 million for the three months and six months ended June 30, 2001 compared to $6.5 million for the three months and six months ended June 30, 2000; an increase of 43% and 123%, respectively. Other factors that affect our fuel expenses include market fluctuations in the price of fuel and our ability to substitute one fuel type for another for economic or operating reasons.

           Our gain in derivative financial instruments was $138,000 and $1.7 million for the three months and six months ended June 30, 2001, respectively, compared to $0 for the three months and six months ended June 30, 2000. This gain reflects the contracts recognized during the three months and six months ended June 30, 2001, for the derivative financial instruments (certain electricity, natural gas, oil, and financial tolling agreements) that do not qualify as hedges under generally accepted accounting principles. See the discussion of the Accounting Change below.

           Our operations and maintenance expenses were $29.8 million and $57.7 million for the three months and six months ended June 30, 2001, respectively, as compared to $21.6 million and $35.6 million for the three months and six months ended June 30, 2000, respectively. The increase was in part a result of the acquisition of our assets located in Cleveland, Pittsburgh, West Pittsburgh and Youngstown in April 2000. Another component of the increase was higher labor costs due to new labor agreements with several of our represented workforces that became effective in mid 2000. Other costs included in operations and maintenance expenses are for maintenance projects performed in conjunction with scheduled capital improvements or forced outages. These costs may be incurred at different times during the operating cycle as a result of system planning, forced outages, energy needs, and other external factors. These costs, as they relate to maintenance projects, follow the seasonal patterns of the energy industry with a higher concentration of costs in the early part of the second and fourth quarters of a fiscal year, traditionally the slower periods of energy demand.

           Our general and administrative expenses were $15.4 million and $28.2 million for the three months and six months ended June 30, 2001, respectively, as compared to $9.1 million and $14.5 million for the three months and six months ended June 30, 2000, respectively. The increase was the result of expanded corporate and regional infrastructure to support our growth.

           Taxes other than income taxes amounted to $18.1 million and $35.9 million for the three months and six months ended June 30, 2001, respectively, compared to $13.5 million and $27.0 million for the three months and six months ended June 30, 2000, respectively. The increase was a result of the acquisition of our assets located in Cleveland, Pittsburgh, West Pittsburg and Youngstown in April 2000. The majority of these taxes stem from property taxes related to our facilities and their locations. A number of our facilities have come under reassessment which is customary following a transfer of ownership. We continue to attempt to control these costs through assessment hearings and negotiations with the appropriate authorities.

           Depreciation and amortization expense was $33.0 million and $65.2 million for the three months and six months ended June 30, 2001, respectively, as compared to $29.2 million and $42.3 million for the three months and six months ended June 30, 2000, respectively. The increase was in part a result of the acquisition in the more recent period of our assets located in Cleveland, Pittsburgh, West Pittsburg and Youngstown. We have also completed several major capital projects in a number of our facilities, specifically our assets located in New York City during 2000 and 2001, that led to increases in property and equipment costs and, accordingly, in depreciation expense. Capital projects and future acquisitions will continue to determine the amount and growth of these costs.

           Operating Income. As a result of the above factors, our operating income was $83.0 million and $156.4 million for the three months and six months ended June 30, 2001, respectively, as compared to operating income of $46.7 million and $75.6 million for the three months and six months ended June 30, 2000, respectively.

           Interest Expense. Our interest expense was $51.0 million and $103.9 million for the three months and six months ended June 30, 2001, respectively, as compared to $40.8 million and $56.5 million for the three months and six months ended June 30, 2000, respectively. The increase in interest expense was due to our new bank credit agreement for the acquisition of our assets located in Cleveland, Pittsburgh, West Pittsburg and Youngstown, the $400 million senior notes issued in April and May 2000, the revolving credit facility entered into in July 2000 and the $200 million convertible senior notes issued in June 2001. Interest expense also includes amortization of deferred financing costs from the establishment of and any substantial modifications to our senior notes or credit facilities. We are currently contemplating refinancing the debt of our operating subsidiaries.

           Interest Income. Our interest income was $5.2 million and $10.9 million for the three months and six months ended June 30, 2001, respectively, as compared to $2.8 million and $4.2 million for the three months and six months ended June 30, 2000, respectively. The increase is due to the increase in cash on hand raised as part of our public offerings in November 2000 and June 2001.

           Income Tax Provision. Our income tax provision was $15.8 million and $26.9 million for the three months and six months ended June 30, 2001, respectively, as compared to $3.3 million and $9.6 million for the three months and six months ended June 30, 2000, respectively. The increase was due to higher taxable income for the equivalent periods and an increase in our effective rate to 42.5% due to the higher proportion of income from our New York City assets and the additional tax rates applicable to operations within New York City.

           Net Income. As a result of the above factors, our net income was $21.3 and $36.5 million for the three months and six months ended June 30, 2001, respectively, as compared to $5.5 million and $13.8 million for the three months and six months ended June 30, 2000, respectively.

Accounting Change

           Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," (the "Statement") as amended by SFAS Nos. 137 and 138. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of the changes in fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in fair value of cash flow hedges are recognized into earnings.

           The adoption of the Statement resulted in a pre-tax reduction to other comprehensive income of $57.0 million ($33.3 million after taxes). The reduction to other comprehensive income for the six months ended June 30, 2001, is mostly attributable to valuation losses of approximately $4.2 million on our interest rate swaps and reclassifications out of other comprehensive income of $3.6 million in gains, respectively. The net derivative losses included in other comprehensive income will be reclassified into earnings as these derivative contracts settle.

Liquidity and Capital Resources

           During the six months ended June 30, 2001, we obtained cash from operations, from borrowings under the credit facilities of our subsidiaries and from the public offerings of equity and debt. This cash was used to fund operations, service debt obligations, fund construction of our Ceredo, Liberty Electric and Kelson Ridge generating stations, and meet other cash and liquidity requirements.

           Operating activities for the six months ended June 30, 2001, provided $99.1 million of cash compared to $12.8 million of cash used for the six months ended June 30, 2000. The change in restricted cash was $62.0 million for the six months ended June 30, 2001, compared to a change of ($47.1) for the six months ended June 30, 2000. Investing activities for the six months ended June 30, 2001, used $199.1 million of cash for facilities' upgrades and improvements as well as continued construction of the Ceredo and Liberty plants as compared to $39.6 million of cash used for similar upgrades and improvements in the six months ended June 30, 2000. Additionally, for the six months ended June 30, 2000, investing activities used $1.7 billion for assets purchased through an acquisition. Financing activities for the six months ended June 30, 2001, provided $437.9 million of cash, primarily through additional borrowings and issuance of common stock as compared to providing $1.7 billion in the six months ended June 30, 2000.

           As of June 30, 2001, cash and cash equivalents were $473.7 million and working capital was $803.5 million. Of this working capital, we had restricted cash of $221.4 million that can only be used pursuant to our credit facilities in certain circumstances to fund the business activities of our subsidiaries.

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

           We will need to refinance our indebtedness under the Orion Power New York credit facility, which becomes due in December 2002, and the Orion Power MidWest credit facility, which becomes due in October 2002. We intend to complete a refinancing of the debt of our operating subsidiaries by the end of 2001. We believe we are currently in compliance with all of the covenants under our credit facilities and senior notes.

           In addition, we plan to improve the operational efficiency of our generating facilities and, in some cases, to expand our facilities on-site. We anticipate maintenance capital expenditures of between $30 and $40 million annually for the next several years in connection with our assets. Additionally, we expect that capital expenditures on environmental projects will total approximately $350 million over the next seven years, the majority of which is expected to be expended between 2002 and 2006. We believe a substantial portion of this will be funded out of operating cash flow.

           We review potential acquisition, development and divestiture opportunities on an on-going basis. We currently have not made any commitments or entered into any binding agreements with respect to any such transaction.

           We will fund our operating activities, construction and maintenance and debt service requirements through a combination of operating cash flows, financing arrangements and the proceeds from our debt and equity offerings. We expect our future cash flows and cash sources will increase as a result of the new power supply agreement we entered into with Niagara Mohawk in March 2001, the revisions and extension to the provider of last resort contract agreed to with Duquesne Light Company in February 2001, the addition of Ceredo, which began commercial operations on June 14, 2001, and the proceeds from the equity and debt offerings completed in June 2001.

           We expect our financing requirements beyond the offerings described above, will be driven by the refinancing of our operating subsidiaries credit facilities and additional acquisitions or development projects.

Recent Accounting Pronouncements

           In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This standard prohibits the use of pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001. We do not expect that implementation of this standard will have a significant impact on our financial statements.

           Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles Assets." This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed periodically for impairment. This standard also requires the useful lives of previously recognized intangibles assets to be reassessed and the remaining amortization periods to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001, for all goodwill and other intangibles assets recognized on our statement of financial position at that date, regardless of when the assets were initially recognized. We have not yet determined the effects of this standard on our financial statements.

           In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. We have not yet determined the effects of this standard on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

           As of June 30, 2001, we were party to four interest rate swap agreements designed to fix the variable rate of interest on $350 million of the credit facility of Orion Power New York, L.P. The weighted average fixed rate of interest for the related swap agreements is approximately 7.0%. In addition, we were party to four interest rate swap agreements designed to fix the variable rate of interest on $600 million of the credit facility of Orion Power MidWest, L.P. The weighted average fixed rate of interest for the related swap agreement is approximately 7.4%. As of June 30, 2001, if we sustained a 100 point basis change in interest rates for all variable rate debt, the change would have affected net pretax income by $8.54 million.

           As of June 30, 2001, the fair value of our financial instruments, except for the fixed rate component of the Liberty Credit Facility, the senior notes, the convertible senior notes and our derivative financial instruments approximates their carrying value due to their short-term nature or due to the fact the interest rate paid on the debt is variable. The fair value of the senior notes, the fixed portion of the Liberty debt and the convertible senior notes was estimated using discounted cash flow analysis, based on the Company's incremental borrowing rate and the approximate carrying value based on the quoted market prices for similar types of borrowing arrangements. The fair value of the derivatives was determined using published market rates as of the nearest business day prior to June 30, 2001. The carrying values and fair values of these financial instruments are as follows as of June 30, 2001 (in thousands):

                                               Carrying          Fair
                                                Value           Value
                                       ----------------------------------
Senior Notes                                    $400,000        $447,000
Liberty Debt - fixed portion                     139,400         182,400
Convertible Senior Notes                         200,000         185,600
Derivative Instruments:
                    Interest Rate Swaps            --           (63,918)
                           Energy Sales            --             10,598
                                    Oil            --            (6,096)
                                    Gas            --                196
                      Financial Tolling            --              2,702

           As of June 30, 2001, we had sold 997,600 total megawatt hours for 2001 - 2002, which will produce a net margin of $43.2 million. We have entered into these financial derivative contracts to hedge our exposure to the impact of price fluctuations related to the forward price of power. We also enter into derivative commodity instruments to hedge our exposure to the impact of price fluctuations on gas and oil prices. While these derivative instruments related to the price of gas and oil do not qualify for hedge treatment under generally accepted accounting principles, we believe they provide a strong economic hedge of this risk. All hedge transactions are subject to our risk management policy, which does not permit speculative or trading positions.

PART II.	OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds.

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
                                                          ===============

           None of the expenses of the offering consisted of direct or indirect payments to (i) directors, officers, general partners or affiliates of the Company, (ii) persons owning 10 percent or more of any class of equity securities of the Company, or (iii) affiliates of the Company, other than approximately $16.4 million of the expenses of the offering which consisted of underwriting discounts and commissions paid to Goldman, Sachs & Co., which is an affiliate of the Company and an affiliate of persons owning 10 percent or more of the common stock of the Company. The net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and other expenses, were approximately $443.5 million, $209 million of which was used to acquire Columbia Electric Corporation. The remaining $234.5 million was used as follows: $167.6 million was used to fund construction of the Ceredo Generating Station, $36.2 million was used for general corporate operating expenses, and $30.7 million was used to make payments on turbines. There are no proceeds remaining from this offering as of June 30, 2001. None of such payments were made to any director, officer or owner of 10% or more of the Company's Common Stock, or to any associates or affiliates of the foregoing.

Item 4.	Submission of Matters to a Vote of Security Holders.

           The Company held its Annual Meeting of Shareholders at 2:00 pm on June 11, 2001. At the meeting, the shareholders: (1) re-elected as directors Frederic V. Salerno, Jack A. Fusco, Edward A. Crooke, Richard A. Friedman, Tsutomu Kajita, Douglas F. Londal, Cheryl D. Mills, Terence M. O'Toole and Vincent Tese, all of whose terms will expire in 2002; and (2) approved the appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ending December 31, 2001.

           The results of the meeting were as follows:

                                                                      Broker
                           For         Withheld       Abstain        Non-Votes
                        ----------    ----------     ----------     ----------
PROPOSAL 1
Frederic V. Salerno     62,162,517       305,849          --             --
Jack A. Fusco           56,819,844     5,648,522          --             --
Edward A. Crooke        62,290,607       177,759          --             --
Richard A. Friedman     62,290,817       177,549          --             --
Tsutomu Kajita          62,296,956       171,410          --             --
Douglas F. Londal       62,290,717       177,649          --             --
Cheryl D. Mills         62,296,456       171,910          --             --
Terrence M. O'Toole     62,290,607       177,759          --             --
Vincent Teese           62,290,617       177,749          --             --

                                                                       Broker
                           For         Withheld       Abstain        Non-Votes
                        ----------    ----------     ----------     ----------
PROPOSAL 2              62,189,585       246,351         32,430          --

Signatures

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ORION POWER HOLDINGS, INC.

By:	/s/ Scott B. Helm Scott B. Helm Executive Vice President and Chief Executive Officer (principal financial officer of registrant)

Dated: August 14, 2001