Form 10-Q
period 2001-09-30
ORION POWER HOLDINGS INC
filed 2001-11-14
CIK 1120236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

or

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ____.
Commission file number: 001-16077

ORION POWER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 7 East Redwood Street Baltimore, Maryland (Address of principal executive offices)	52-2087649 (I.R.S. Employer Identification No.) 21202 (Zip Code)

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

Yes |X|  No |_|

          The number of shares outstanding of the registrant's common stock, $0.01 par value was 103,500,186 at September 30, 2001.

INDEX

Page

PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements	1

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

PART II.	OTHER INFORMATION	22

Item 6.	Exhibits and Reports on Form 8-K	22

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements.

Orion Power Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Data)

                                                                                        As of
                                                             -----------------------------------------------------------
                                                                    December 31,                  September 30,
                                                             ---------------------------  ------------------------------
                                                                        2000                           2001
                                                                                                   (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                  $      135,834               $       420,013
     Restricted cash                                                   283,426                       250,493
     Accounts receivable, net of allowances for bad debts
      of $1,458 and $1,631 at December 31, 2000 and
      September 30, 2001, respectively                                 154,777                       161,294
     Inventories and supplies                                           44,881                        50,830
     Deferred income tax asset                                          14,920                             -
     Derivative assets                                                       -                        16,013
     Prepaid expenses and other current assets                          28,307                        27,274
                                                                 -------------                 -------------
Total current assets                                                   662,145                       925,917
                                                                 -------------                 -------------
PROPERTY AND EQUIPMENT, NET                                          3,083,546                     3,345,583

DEFERRED INCOME TAX ASSET                                                    -                        25,174

OTHER NONCURRENT ASSETS:
     Prepaid expenses and other noncurrent assets                       12,134                         6,691
     Derivative assets                                                       -                        12,569
     Identifiable purchased intangibles, net of
      accumulated amortization of $4,998 and $8,748 at
      December 31, 2000 and September 30, 2001,
      respectively                                                      70,786                        67,036
     Deferred financing costs, net of accumulated
      amortization of $13,587 and $25,649 at December 31,
      2000 and September 30, 2001, respectively
                                                                        41,579                        40,345
                                                                 -------------                 -------------
Total other noncurrent assets                                          124,499                       126,641
                                                                 -------------                 -------------
Total assets                                                    $    3,870,190               $     4,423,315
                                                                 =============                 =============

The accompanying notes are an integral part of these consolidated balance sheets.

Orion Power Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Data)

                                                                                        As of
                                                             -----------------------------------------------------------
                                                                    December 31,                  September 30,
                                                             ---------------------------  ------------------------------
                                                                        2000                           2001
                                                                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                           $     121,000              $         64,681
     Accrued expenses                                                  46,711                        42,853
     Accrued interest                                                  18,641                        32,086
     Deferred revenue                                                   1,836                           917
     Deferred tax liability                                                 -                         3,218
     Note payable                                                         261                           261
     Derivative liabilities                                                 -                         1,616
                                                                 -------------                 -------------
Total current liabilities                                             188,449                       145,632
                                                                 -------------                 -------------
Long-term debt (Note 4)                                             2,367,637                     2,548,471
Deferred income tax liabilities                                         8,931                             -
Other long-term liabilities                                            50,391                        47,046
Derivative liabilities                                                      -                       109,510
                                                                 -------------                 -------------
Total liabilities                                                   2,615,408                     2,850,659
                                                                 -------------                 -------------
COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY (NOTE 8):
     Common stock, $.01 par value; 200,000,000 shares
      authorized; 93,095,926 and 103,500,186 shares issued
      and outstanding at December 31, 2000 and September
      30, 2001, respectively
                                                                          931                         1,035
     Additional paid-in capital                                     1,230,467                     1,501,479
     Deferred compensation                                            (3,359)                       (2,162)
     Notes receivable from officers                                   (5,916)                       (4,079)
     Accumulated other comprehensive income                                 -                      (57,601)
     Retained earnings                                                 32,659                       133,984
                                                                 -------------                 -------------
Total stockholders' equity                                          1,254,782                     1,572,656
                                                                 -------------                 -------------
Total liabilities and stockholders' equity                       $  3,870,190               $      4,423,315
                                                                 =============                 =============

The accompanying notes are an integral part of these consolidated balance sheets.

Orion Power Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Data) (Unaudited)

                                             For the Three Months Ended             For the Nine Months Ended
                                             --------------------------             -------------------------
                                      September 30, 2000  September 30, 2001  September 30, 2000 September 30, 2001
                                      ------------------  ------------------  ------------------ ------------------

OPERATING REVENUES                     $     343,010        $    366,999      $     684,684       $    946,812
                                       -------------        ------------       -----------        -------------

OPERATING EXPENSES:
     Fuel                                    189,539             147,646           317,245             385,838
     Gain on derivative financial
        instruments                                -            (14,748)                 -             (16,407)
     Operations and maintenance               32,569              35,041            68,122              92,725
     General and administrative                9,837              15,183            24,333              43,363
     Taxes other than income taxes            18,336              10,484            45,352              46,354
     Depreciation and amortization            33,143              34,439            75,439              99,634
     Cost on buyout of operations
        and maintenance contracts                  -                   -            19,000                   -
                                       -------------        ------------       -----------        -------------
Total operating expenses                     283,424             228,045           549,491             651,507

OPERATING INCOME                              59,586             138,954           135,193             295,305

Interest income                                3,625               6,427             7,834              17,372

Interest expense                             (56,460)            (50,755)         (112,972)           (154,686)
                                       -------------        ------------       -----------        -------------
Income before provision for
    income tax                                 6,751              94,626            30,055             157,991

Income tax provision                           2,830              29,752            12,384              56,666
                                       -------------        ------------       -----------        -------------
NET INCOME                             $       3,921        $     64,874      $     17,671        $    101,325
                                       =============        ============       ===========        =============
Earnings per average common share:
     Basic                             $        0.05        $       0.63      $       0.31        $       1.04
                                       =============        ============       ===========        =============
     Diluted                           $        0.05        $       0.58      $       0.29        $       0.98
                                       =============        ============       ===========        =============

The accompanying notes are an integral part of these consolidated financial statements.

Orion Power Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands) (Unaudited)

                                                                         For the Nine Months Ended
                                                                         -------------------------
                                                                 September 30, 2000     September 30, 2001
                                                                 ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                       $      17,671          $      101,325

Adjustments to reconcile net income to net cash flow (used
in) provided by operating activities-
     Deferred income taxes                                               2,759                  25,383
     Deferred compensation                                                 904                   1,197
     Gain on derivative financial instruments                                -                 (16,407)
     Gain on sale of fixed assets                                         (394)
     Interest income on officers note receivable                             -                    (243)
     Cost of buyout of operations and maintenance contracts             18,900                       -
     Depreciation and amortization                                      83,307                 111,696
     Change in assets and liabilities:
              Restricted cash                                         (101,007)                 32,933
              Accounts receivable                                      (95,063)                 (6,517)
              Inventories and supplies                                   1,777                  (5,949)
              Prepaid expenses and other current assets                (39,116)                  1,033
              Prepaid expenses and other noncurrent assets                   -                   5,443
              Accounts payable                                          36,669                 (56,319)
              Accrued expenses                                          22,386                  (3,858)
              Other long-term liabilities                                  958                  (3,345)
              Deferred revenue                                           (897)                    (919)
              Accrued interest                                          28,223                  13,445
                                                                 -------------         ---------------
     Net cash (used in) provided by operating activities               (22,923)                198,898
                                                                 -------------         ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property, equipment and related assets in
        acquisitions                                                (1,728,741)                      -
     Disposal of fixed assets                                            5,606                       -
     Purchase of property and equipment in operations                  (67,880)               (357,761)

                                                                 -------------         ---------------
     Net cash used in investing activities                       $  (1,791,015)        $      (357,761)
                                                                 -------------         ---------------

The accompanying notes are an integral part of these consolidated financial statements.

Orion Power Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands) (Unaudited)

                                                                            For the Nine Months Ended
                                                              September 30, 2000      September 30, 2001

CASH FLOWS FROM FINANCING ACTIVITIES:

     Issuance of common stock, net                            $     304,278           $       271,116
     Distributions to stockholders                                  (17,050)                        -
     Payments from officers' notes receivable                             -                     2,080
     Proceeds from long-term debt                                 1,593,137                   431,200
     Payments on long-term debt                                     (41,000)                 (250,366)
     Funding of reserve accounts established with Credit
      Agreement (restricted cash)                                   (55,000)                        -
     Payments on deferred financing fees                            (31,601)                  (10,988)
                                                              -------------           ---------------
     Net cash provided by financing activities                    1,752,764                   443,042
                                                              -------------           ---------------
     NET CHANGE IN CASH AND CASH EQUIVALENTS                        (61,174)                  284,179

     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  78,549                   135,834
                                                              -------------           ---------------
     CASH AND CASH EQUIVALENTS, ENDING OF PERIOD              $      17,375           $       420,013
                                                              =============           ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for:
         Interest                                             $      77,088           $       130,324
                                                              =============           ===============
         Income taxes                                         $      17,873           $        36,006
                                                              =============           ===============
     Noncash disclosure:
         Notes receivable from officers                       $       5,000           $             -
                                                              =============           ===============
         Other long-term liabilities assumed in acquisition   $      23,785           $             -
                                                              =============           ===============
         Conversion of note payable to equity                 $      71,086           $             -
                                                              =============           ===============

The accompanying notes are an integral part of these consolidated financial statements.

Orion Power Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2001

1. Organization and Operations of the Company:

           Orion Power Holdings, Inc., a Delaware corporation, and its subsidiaries (the Company) own, operate, acquire, and develop non-nuclear electric power generating facilities in North America.

2. Summary of Significant Accounting Policies:

Basis of Interim Presentation

          The accompanying interim consolidated financial statements of the Company have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include the adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these unaudited consolidated financial statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements and related notes and management's discussion and analysis of financial condition and results of operations, included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The results of interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

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

          The Company also has certain derivative commodity contracts for the physical delivery of purchase and sale quantities transacted in the normal course of business. These derivatives are exempt from the requirements of SFAS No. 133 under the normal purchases and sales exception, and thus are not reflected on the balance sheet at fair value.

          The Company classifies its fuel swap contracts and financial tolling arrangements as no hedging designation under Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activity." These contracts are reported at fair value with any changes in fair value reported currently in earnings.

          In October 2001, the Financial Accounting Standards Board (FASB) approved two interpretations issued by the Derivatives Implementation Group (DIG) that change the definition of normal purchase and sales for certain power and commodity contracts. Certain of our derivative commodity contracts may no longer be exempt from the requirements of SFAS No. 133. We are evaluating the impact of the implementation guidance on our financial statements, and will implement this guidance, as applicable, on a prospective basis.

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

          Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed periodically for impairment. This standard also requires the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001, for all goodwill and other intangibles assets recognized on our balance sheet at that date, regardless of when the assets were initially recognized. We have not yet determined the effects of this standard on our financial statements.

          In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. We have not yet determined the effects of this standard on our financial statements.

3. Commitments and Contingencies:

Turbine Purchases

          In February and March 2001, the Company entered into two letters of intent for delivery of turbine generators for the Company's development projects for a total of approximately $281.2 million. We signed purchase contracts in August 2001 for turbines within these letters of intent related to the Kelson Ridge facility. The Company has made approximately $86.6 million in turbine payments for the nine months ended September 30, 2001, including $8 million in deposits.

Letters of Credit

          As of September 30, 2001, the Company had $63.5 million of outstanding letters of credit. These letters of credit are purchased guarantees that ensure the Company's performance or payment to third parties in accordance with unspecified terms and conditions. As of September 30, 2001, no amounts had been drawn against these letters of credit.

4. Long-Term Debt:

          On June 6, 2001, the Company completed a $200 million offering of 4.50 percent convertible senior notes, which mature on June 1, 2008. The notes are convertible into shares of the Company's common stock at a conversion price of $34.19 per share, representing a 25 percent conversion premium and are first subject to call by the Company on June 4, 2004. Concurrently with this offering, the Company and certain selling stockholders completed a $355.6 million common stock offering, comprised of approximately 10.4 million shares sold by the Company and approximately 2.6 million shares sold by the selling stockholders at a per share price of $27.35 (see Note 7). A portion of the proceeds from these offerings was used to repay approximately $100 million of outstanding debt held by the Company's subsidiaries.

5. Earnings Per Share:

           Basic earnings per share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method.

           Diluted EPS assumes the issuance of common stock pursuant to stock options and warrants at the beginning of the year.

          The following table shows the computation of the Company's basic and diluted EPS for 2000 and 2001 (in thousands, except share data):

                                                    2000                                    2001
                                      ----------------------------------     -----------------------------------
                                                              Per Share                               Per Share
                                      Net Income    Shares      Amount        Net Income    Shares      Amount
                                      ----------    ------    ---------       ----------    ------    ---------
For the three months ended
 September 30:
   Basic EPS-                           $3,921    68,816,894                   $64,874    103,499,109
   Less: accretion of common stock        (383)
     subject
     to put rights
   Net income attributable to common    $3,538                  $0.05           64,874                   $0.63
     stockholders
   Effect of dilutive securities                   3,114,695                     1,327     10,191,855
                                       -------    ----------                  --------    -----------
   Diluted EPS-                         $3,538    71,931,589    $0.05          $66,201    113,690,964    $0.58
                                       =======    ==========   ======         ========    ===========    ======
For the nine months ended
 September 30:
   Basic EPS-                          $17,671    55,289,366                  $101,325     97,552,958
   Less: accretion of common stock        (654)
     subject
     to put rights
   Net income attributable to common    17,017                  $0.31          101,325     97,552,958    $1.04
     stockholders
   Effect of dilutive securities                   2,654,091                     1,327      6,996,492
                                       -------    ----------                  --------    -----------
   Diluted EPS-                        $17,017    57,943,457    $0.29         $102,652    104,549,450    $0.98
                                       =======    ==========   ======         ========    ===========    ======

           Equivalent shares of options and convertible securities that were excluded from diluted earnings per share due to their antidilutive effect were 0, 1,608,522, and 36,146 for the three months ended March 31, 2001, June 30, 2001, and September 30, 2001, respectively.

6. Income Taxes

           Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                   2001           2000
                                                   ----           ----
       THREE MONTHS ENDING SEPTEMBER 30,
       ---------------------------------
       Statutory federal tax rate                 35.0%          35.0%
       State and local taxes,
          net of federal tax benefit               0.5%           6.5%
       State tax credits                          (4.0%)          0.4%
                                             ---------------------------
       Effective tax rate                         31.5%          41.9%
                                             ===========================

       NINE MONTHS ENDING SEPTEMBER 30,
       --------------------------------
       Statutory federal tax rate                 35.0%          35.0%
       State and local taxes,
          net of federal tax benefit               3.3%           6.5%
       State tax credits                          (2.4%)         (0.3%)
                                             ---------------------------
       Effective tax rate                         35.9%          41.2%
                                             ===========================

          The rate reductions for the three and nine months ended September 30, 2001 are related to the implementation of several tax planning strategies, including utilization of several tax savings incentive programs, primarily focused on the high tax jurisdictions in which the Company has substantial operations.

7. Accounting Change:

           Effective January 1, 2001, the Company adopted SFAS No. 133, (the Statement) as amended by SFAS Nos. 137 and 138. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of the changes in fair value of the derivative are recorded in OCI and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in fair value of cash flow hedges are recognized as earnings.

          The adoption of the Statement resulted in a pre-tax reduction to OCI of $57.0 million ($33.3 million after taxes). The reduction to OCI for the nine months ended September 30, 2001 is mostly attributable to valuation losses of approximately $29.0 million on our interest rate swaps and reclassifications out of OCI of $4.7 million in gains, respectively. The net derivative losses included in OCI will be reclassified into earnings as these derivative contracts settle.

          At September 30, 2001, the Company had net derivative assets of approximately $28.6 million, derivative liabilities of approximately $111.1 million and OCI of approximately $(57.6) million, after tax, related to fair values of the Company's derivatives.

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

Commodity Price Risk

          The Company attempts to hedge some aspects of its operations against inflation, rising fuel costs, and flat or decreasing energy prices. The Company engages in the forward sale of electricity, the forward purchases of natural gas and oil as well as financial tolling contracts. The forward sales of electricity are treated as cash flow hedges, with the exception of one long-term contract, which is treated as a derivative. The forward purchase and financial tolling contracts are treated as derivatives with gains and losses recorded in earnings. The net gain attributable to the change in these derivative contracts included in the operating expenses on the accompanying consolidated statements of operations was $16.4 million for the nine months ended September 30, 2001. The Company's use of derivative financial instruments, whether considered and treated as a hedge or not, is designed to lock in sale prices and the associated fuel costs to create a fixed and less variable energy margin.

8. Stockholders' equity and comprehensive income:

           Stockholders' equity and comprehensive income amounted to the following as of and for the nine months ended September 30, 2001 (in thousands, except share data):

                                                             Notes     Accumulated
                                   Additional              Receivable    Other
                    Common Stock     Paid-In    Deferred      From     Comprehensive  Retained           Comprehensive
                 Shares     Amount  Capital   Compensation  Officers      Income      Earnings   Total      Income
                 -----------------------------------------------------------------------------------------------------
Balance,
December 31,
 2000           93,095,926 $  931  $1,230,467  $ (3,359)  $ (5,916)    $    -        $  32,659   $1,254,782 $   -
 Sale of
 common stock,
 net of fees    10,404,260    104     271,012                                                       271,116
 Net income                                                                            101,325      101,325  101,325
 Change in
 notes
 receivable                                                  1,837                                    1,837
 Amortization
 of deferred
 compensation                                     1,197                                               1,197
 Derivative
 transition
 adjustment                                                                (33,330)                 (33,330) (33,330)
 Change in
 valuation of
 cash flow
 hedges                                                                    (24,271)                 (24,271) (24,271)
                                                                                                             ---------
   Comprehensive income                                                                                      $43,724
                 -----------------------------------------------------------------------------------------------------
Balance,
September
30, 2001      $103,500,186 $1,035  $1,501,479  $ (2,162)  $ (4,079)    $   (57,601)  $ 133,984   $1,572,656
              ============ ======  ==========  ========   =========    ============  =========   ==========

          On June 6, 2001, the Company completed a $355.6 million common stock offering, comprised of 10.4 million shares sold by the Company and 2.6 million shares sold by certain selling stockholders at a gross per share offering price of $27.35, resulting in net proceeds to the Company of approximately $270.7 million. Concurrently with this offering, the Company completed a $200 million offering of 4.50% convertible senior notes (see Note 4). The net proceeds from these offerings is being used by the Company to repay debt and to fund the development of a generating station. Additionally, excess proceeds will be used to fund future acquisitions.

9. Merger with Reliant Resources, Inc.

          On September 26, 2001, Reliant Resources, Inc. (Reliant), a wholly owned subsidiary of Reliant and the Company entered into an Agreement and Plan of Merger pursuant to which such wholly owned subsidiary will be merged into the Company, and the Company will become a wholly owned subsidiary of Reliant. Under the terms of the agreement, each of the outstanding shares of the Company's stock will be converted into $26.80 in cash.

          The companies anticipate the merger will be completed in early 2002. The merger is conditioned upon, among other things, the approval of the stockholders of the Company and various regulatory approvals.

10. Subsequent Event:

          In October 2001, the Company purchased one combined-cycle power project located in Florida from Competitive Power Ventures Holdings, LLC, a subsidiary of Competitive Power Ventures, Inc. This is a 250 MW project near Palm Beach with substantial expansion capability. The initial phase of 250 MW for the project is scheduled for completion in 2004. Construction on the gas-fired, baseload facility will commence in early 2002. GE Frame 7FA turbines have been procured for the project. The capital cost is anticipated at $175 million for the first phase.

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

          We typically sell our wholesale products to electric power retailers, which are the entities that supply power to consumers. Power retailers include independent service operators, regulated utilities, municipalities, energy supply companies, cooperatives, and retail "load" or customer aggregators.

Recent Developments

          On July 12, 2001, the Federal Energy Regulatory Commission announced that it would facilitate a process designed to create a Northeast Regional Transmission Organization, (Northeast RTO), which would likely be comprised of all entities under the governance of the New England Independent Systems Operator (NEISO), the New York Independent Systems Operator, (NY-ISO), and the Pennsylvania-New Jersey-Maryland Interconnection (PJM) markets. This process is at a very early stage and is being challenged by some organizations. We are unable to determine what impact, if any, implementation of a Northeast RTO would have on us.

          In July 2001, we executed a Purchase and Consulting Agreement with Signal Development, L.P. for Fork Shoals Energy, LLC including a land purchase option in Fork Shoals, South Carolina and some consulting services related to developing the land into a viable power plant.

          In August 2001, we received a Certificate of Public Convenience and Need for the 1,650 megawatt, gas-fired Kelson Ridge Generating Station (Kelson Ridge). The facility will be located in Waldorf, Maryland. We expect the initial phase of 1,100 megawatts to be completed in two stages of 550 megawatts by 2004, with a potential second phase of an additional 550 megawatts to be completed in 2005. We have entered into a purchase contract to purchase the four combustion turbines and two steam turbines from Siemens Westinghouse Power Corporation for the initial phase. The output will be committed under contract and/or made available for the regional wholesale energy market, currently the PJM.

          In August 2001, Duquesne Light Company indicated that it may join PJM-West, a newly created wholesale market covering the Mid-Atlantic region of the country. This market could be created and operational as early as January 2002. We may sell all or part of our capacity as well as ancillary services into this new market.

          On September 26, 2001 Reliant and our Board of Directors approved a definitive merger agreement. Under the terms of the agreement, each outstanding share of our stock will be converted into $26.80 in cash. The merger is conditioned upon, among other things, the approval of our stockholders and various regulatory approvals.

The four primary approvals are:

•	Antitrust Review by the Federal Government. Under the provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act) and the rules and regulations promulgated under the HSR Act, the merger may not be completed until we and Reliant have made filings with the U.S. Federal Trade Commission and the U.S. Department of Justice and the applicable waiting periods have expired or been terminated. We and Reliant filed the requisite notification reports with the DOJ on October 19, 2001.

•	FERC. The merger is subject to the approval of the Federal Energy Regulatory Commission (FERC) under Section 203 of the Federal Power Act. We and Reliant filed our application with the FERC on October 22, 2001.

•	NY-PSC. The New York Public Service Commission (NY-PSC) reserves the right to review any proposed business combination that could lead to an adverse effect to ratepayers in the state. We and Reliant believe that the NY-PSC will not review the merger because there will be no adverse effect on competition or rates. Nevertheless, we and Reliant are asking the NY-PSC to either declare that it will not review the merger or, in the alternative, approve the merger. We and Reliant filed an application with the NY-PSC on October 26, 2001.

•	Orion Power Stockholders. The merger is subject to the approval of our stockholders at a special meeting of stockholders to be held later this year or early in 2002. Stockholders who, collectively, own approximately 60% of our outstanding shares have agreed to vote in favor of the merger.

          We anticipate the merger will be completed in early 2002.

          In October 2001, we purchased one combined-cycle power project located in Florida from Competitive Power Ventures Holdings, LLC, a subsidiary of Competitive Power Ventures, Inc. This is a 250 MW project near Palm Beach with substantial expansion capability. The initial phase of 250 MW for the project is scheduled for completion in 2004. Construction on the gas-fired, baseload facility will commence in early 2002. GE Frame 7FA turbines have been procured for the project. The capital cost is anticipated at $175 million for the first phase.

Results of Operations

          The principal factor affecting recent changes in our results has been the timing of the acquisitions of our facilities. We acquired our significant assets on the following dates:

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

          Set forth below are certain operating data which we believe indicate the general performance of our operations:

                                               Three Months    Three Months      Nine Months       Nine Months
                                                   Ended           Ended            Ended             Ended
                                                September       September      September 30,      September 30,
                                                ----------      ----------     --------------     -------------
                                                 30, 2000        30, 2001           2000               2001
                                                 --------        --------           -----              ----
                                                                    (Dollars in Thousands)
Consolidated EBITDA.........................    $   92,729     $  173,393       $   210,632           394,939
                                                ==========     ==========       ===========        ===========
Megawatt hours produced during period.......     4,875,779      5,270,679        10,370,161        15,048,615
Net capacity owned at end of period
(Megawatts).................................       (5,396)        (5,926)           (5,396)           (5,926)

Three Months and Nine Months Ended September 30, 2001 Compared to the Three and Nine Months Ended September 30, 2000

           Revenue. Our revenue was $367.0 million and $946.8 million for the three months and nine months ended September 30, 2001, respectively, as compared to revenue of $343.0 million and $684.7 for the three months and nine months ended September 30, 2000, respectively. The increase for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 was primarily contributed having no financial hedge for the POLR load in the Midwest in 2001 as opposed to the $30 million pre-tax loss incurred in 2000 for the financial power purchased as a hedge in that period. The increase for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, was primarily due to the acquisition in April 2000 of our assets located in Cleveland, Pittsburgh, West Pittsburg and Youngstown as well as the commencement of operations of our Ceredo facility in Ceredo, West Virginia, in June 2001. Other factors in determining our revenue stream are weather patterns and the seasonality of energy consumption, which is often correlated with weather patterns. Extreme temperatures can cause significant fluctuations in our revenue stream by significantly affecting energy usage patterns. Plant outages, due to a variety of factors, can also lead to changes in revenues of our own facilities, and those of other energy producers, by affecting the volume or prices of our wholesale energy products. In early August 2001, we had a significant outage in one of our main units, Avon Lake #9, located in Cleveland, Ohio. The loss of generation coupled with the cost of purchasing power to cover our POLR obligations reduced our fully diluted earnings per share for the three months ended September 30, 2001 between $0.03 to $0.05. This unit returned to service in mid August 2001 and has operated normally since that time. No other such outages have occurred in the periods described that have had a significant impact on our business.

           Operating Expenses. Our operating expenses consisted of fuel expense, operations and maintenance expense, taxes other than income taxes (principally property taxes), general and administrative expenses and depreciation and amortization expense.

          We had fuel expenses of $147.6 million and $385.8 million for the three months and nine months ended September 30, 2001, respectively, compared with $189.5 million and $317.2 million for the three months and nine months ended September 30, 2000, respectively. The decrease from the three months ended September 30, 2001 compared to the three months ended September 30, 2000 was driven by lower fuel costs for natural gas and fuel oil. The increase for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, was in part the result of our acquisition of our assets located in Cleveland, Pittsburgh, West Pittsburg and Youngstown in April 2000. Another component of our fuel expenses is purchased power, which is power that we buy rather than generate. Purchased power was $16.1 million and $30.5 million for the three months and nine months ended September 30, 2001, respectively, compared to $36.2 million and $42.7 million for the three months and nine months ended September 30, 2000, respectively; a decrease of 56% and 29%, respectively. Other factors that affect our fuel expenses include market fluctuations in the price of fuel and our ability to substitute one fuel type for another for economic or operating reasons.

          Our gain in derivative financial instruments was $14.7 million and $16.4 million for the three months and nine months ended September 30, 2001, respectively, compared to $0 for the three months and nine months ended September 30, 2000. This gain reflects the change in market value during the three months and nine months ended September 30, 2001, for the derivative financial instruments (certain electricity, natural gas, oil, and financial tolling agreements) that do not qualify as hedges under generally accepted accounting principles. See the discussion of the "Accounting Change" below.

          Our operations and maintenance expenses were $35.0 million and $92.7 million for the three months and nine months ended September 30, 2001, respectively, as compared to $32.6 million and $68.1 million for the three months and nine months ended September 30, 2000, respectively. The increase for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, was in part a result of the acquisition of our assets located in Cleveland, Pittsburgh, West Pittsburgh and Youngstown in April 2000 and the commencement of operations in our Ceredo facility in June 2001. Another component of the increase was higher labor costs due to new labor agreements with several of our represented workforces that became effective in mid 2000. Other costs included in operations and maintenance expenses are for maintenance projects performed in conjunction with scheduled capital improvements or forced outages. These costs may be incurred at different times during the operating cycle as a result of system planning, forced outages, energy needs, and other external factors. These costs, as they relate to maintenance projects, follow the seasonal patterns of the energy industry with a higher concentration of costs in the early part of the second and fourth quarters of a fiscal year, traditionally the slower periods of energy demand.

          Our general and administrative expenses were $15.2 million and $43.4 million for the three months and nine months ended September 30, 2001, respectively, as compared to $9.8 million and $24.3 million for the three months and nine months ended September 30, 2000, respectively. The increase was the result of expanded corporate and regional infrastructure to support our growth.

           Taxes other than income taxes amounted to $10.5 million and $46.4 million for the three months and nine months ended September 30, 2001, respectively, compared to $18.3 million and $45.4 million for the three months and nine months ended September 30, 2000, respectively. The decrease for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 was due to several property tax refunds received and the settlement of a pending assessment case from one of our hydroelectric generation facilities. The majority of these taxes stem from property taxes related to our facilities and their locations. A number of our facilities have come under reassessment which is customary following a transfer of ownership. We continue to attempt to control these costs through assessment hearings and negotiations with the appropriate authorities.

           Depreciation and amortization expense was $34.4 million and $99.6 million for the three months and nine months ended September 30, 2001, respectively, as compared to $33.1 million and $75.4 million for the three months and nine months ended September 30, 2000, respectively. The increase for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, was in part a result of the acquisition in April 2000 of our assets located in Cleveland, Pittsburgh, West Pittsburg and Youngstown. We have also completed several major capital projects in a number of our facilities, specifically our assets located in New York City during 2001, that led to increases in property and equipment costs and, accordingly, in depreciation expense. Capital projects and future acquisitions will continue to determine the amount and growth of these costs.

           Operating Income. As a result of the above factors, our operating income was $139.0 million and $295.3 million for the three months and nine months ended September 30, 2001, respectively, as compared to operating income of $59.6 million and $135.2 million for the three months and nine months ended September 30, 2000, respectively.

           Interest Expense. Our interest expense was $50.8 million and $154.7 million for the three months and nine months ended September 30, 2001, respectively, as compared to $56.5 million and $113.0 million for the three months and nine months ended September 30, 2000, respectively. The reduction in interest expense for the three months ended September 30, 2001 compared to the same period in 2000 was due to decreased interest rates thus reducing the costs of our floating rate debt. The increase in interest expense for the nine months ended September 30, 2001 compared to the same period in 2000 was due to our new bank credit agreement for the acquisition of our assets located in Cleveland, Pittsburgh, West Pittsburg and Youngstown, the $400 million senior notes issued in April and May 2000, the revolving credit facility we entered into in July 2000 and the $200 million convertible senior notes issued in June 2001. Interest expense also includes amortization of deferred financing costs from the establishment of and any substantial modifications to our senior notes or credit facilities. We are currently contemplating refinancing the debt of our operating subsidiaries.

           Interest Income. Our interest income was $6.4 million and $17.4 million for the three months and nine months ended September 30, 2001, respectively, as compared to $3.6 million and $7.8 million for the three months and nine months ended September 30, 2000, respectively. The increase is due to the increase in cash on hand raised as part of our public offerings in November 2000 and June 2001.

           Income Tax Provision. Our income tax provision was $29.8 million and $56.7 million for the three months and nine months ended September 30, 2001, respectively, as compared to $2.8 million and $12.4 million for the three months and nine months ended September 30, 2000, respectively. The increase was due to higher taxable income for the equivalent periods. Our effective tax rate decreased to 31.4% from 41.9% and 35.9% from 41.2% for the three and nine months ended September 30, 2001 and 2000, respectively, due to the implementation of several strategies to reduce our taxable income in high tax jurisdictions.

           Net Income. As a result of the above factors, our net income was $64.9 million and $101.3 million for the three months and nine months ended September 30, 2001, respectively, as compared to $3.9 million and $17.7 million for the three months and nine months ended September 30, 2000, respectively.

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

          The adoption of the Statement resulted in a pre-tax reduction to other comprehensive income of $57.0 million ($33.3 million after taxes). The reduction to other comprehensive income for the nine months ended September 30, 2001, is mostly attributable to valuation losses of approximately $29.0 million on our interest rate swaps and reclassifications out of other comprehensive income of $4.7 million in gains, respectively. The net derivative losses included in other comprehensive income will be reclassified into earnings as these derivative contracts settle.

Liquidity and Capital Resources

           During the nine months ended September 30, 2001, we obtained cash from operations, from borrowings under the credit facilities of our subsidiaries and from the public offerings of equity and debt. This cash was used to fund operations, service debt obligations, fund construction of our Ceredo, Liberty Electric and Kelson Ridge generating stations, and meet other cash and liquidity requirements.

           Operating activities for the nine months ended September 30, 2001, provided $198.9 million of cash compared to $22.9 million of cash used for the nine months ended September 30, 2000. The change in restricted cash was $32.9 million for the nine months ended September 30, 2001, compared to a change of $(101.0) for the nine months ended September 30, 2000. Investing activities for the nine months ended September 30, 2001, used $357.8 million of cash for facilities' upgrades and improvements as well as continued construction of our Ceredo, Liberty Electric and Kelson Ridge generating stations as compared to $67.9 million of cash used for similar upgrades and improvements in the nine months ended September 30, 2000, net of disposals of $5.6 million for the same period. Additionally, for the nine months ended September 30, 2000, investing activities used $1.7 billion for assets purchased through an acquisition. Financing activities for the nine months ended September 30, 2001, provided $443.0 million of cash, primarily through additional borrowings and issuance of common stock as compared to providing $1.8 billion in the nine months ended September 30, 2000.

          As of September 30, 2001, cash and cash equivalents were $420.0 million and working capital was $780.3 million. Of this working capital, we had restricted cash of $250.5 million that can only be used pursuant to our credit facilities in certain circumstances to fund the business activities of our subsidiaries.

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

          We will fund our operating activities, construction and maintenance and debt service requirements through a combination of operating cash flows, financing arrangements and the proceeds from our debt and equity offerings. We expect our future cash flows and cash sources will increase as a result of the new power supply agreement we entered into with Niagara Mohawk Power Corporation in March 2001, the revisions and extension to the provider of last resort contract agreed to with Duquesne Light Company in February 2001, the addition of Ceredo, which began commercial operations on June 14, 2001, and the proceeds from the equity and debt offerings completed in June 2001.

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

          Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed periodically for impairment. This standard also requires the useful lives of previously recognized intangibles assets to be reassessed and the remaining amortization periods to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001, for all goodwill and other intangibles assets recognized on our statement of financial position at that date, regardless of when the assets were initially recognized. We have not yet determined the effects of this standard on our financial statements.

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

          As of September 30, 2001, we were party to four interest rate swap agreements designed to fix the variable rate of interest on $350 million of the credit facility of Orion Power New York, L.P. The weighted average fixed rate of interest for the related swap agreements is approximately 6.95%. In addition, we were party to four interest rate swap agreements designed to fix the variable rate of interest on $600 million of the credit facility of Orion Power MidWest, L.P. The weighted average fixed rate of interest for the related swap agreement is approximately 7.42%. As of September 30, 2001, if we sustained a 100 point basis change in interest rates for all variable rate debt, the change would have affected net pretax income by $8.0 million.

          As of September 30, 2001, the fair value of our financial instruments, except for the fixed rate component of the Liberty Credit Facility, the senior notes, the convertible senior notes and our derivative financial instruments approximates their carrying value due to their short-term nature or due to the fact the interest rate paid on the debt is variable. The fair value of the senior notes, the fixed portion of the Liberty debt and the convertible senior notes was estimated using discounted cash flow analysis, based on the Company's incremental borrowing rate and the approximate carrying value based on the quoted market prices for similar types of borrowing arrangements. The fair value of the derivatives was determined using published market rates as of the nearest business day prior to September 30, 2001. The carrying values and fair values of these financial instruments are as follows as of September 30, 2001 (in thousands):

                                                    Carrying          Fair
                                                     Value           Value
                                            ----------------------------------
     Senior Notes                                    $400,000        $485,500
     Liberty Debt - fixed portion                     160,200         210,907
     Convertible Senior Notes                         200,000         196,760
     Derivative Instruments:
                         Interest Rate Swaps             --         (106,696)
                                Energy Sales             --            22,613
                                         Oil             --           (4,430)
                           Financial Tolling             --             5,968

          As of September 30, 2001, we had sold forward 1.1 million total megawatt hours for 2001 - 2002, which we expect will produce a net margin of $35.7 million. We have entered into these financial derivative contracts to hedge our exposure to the impact of price fluctuations related to the forward price of power. We also enter into derivative commodity instruments to hedge our exposure to the impact of price fluctuations on gas and oil prices. While these derivative instruments related to the price of gas and oil do not qualify for hedge treatment under generally accepted accounting principles, we believe they provide a strong economic hedge of this risk. All hedge transactions are subject to our risk management policy, which does not permit speculative or trading positions.

PART II. Item 6.	OTHER INFORMATION. Exhibits and Reports on Form 8-K.

(b)	The Company filed a Current Report on Form 8-K reporting on Items 5 and 7 an event which occurred on September 26, 2001.

Signatures

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ORION POWER HOLDINGS, INC. By: /s/ Scott B. Helm Scott B. Helm Executive Vice President and Chief Financial Officer (principal financial officer of registrant)

Dated: November 14, 2001