Form 10-K
period 2001-12-31
ORION POWER HOLDINGS INC
filed 2002-04-01
CIK 1120236

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                         COMMISSION FILE NUMBER: 1-16077

                             ----------------------

                           ORION POWER HOLDINGS, INC.
           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)


        Delaware                                           52-2087649
  (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                           c/o Reliant Resources, Inc.
                              1111 Louisiana Street
                              Houston, Texas 77002
               (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (410) 230-3500

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     ON MARCH 1, 2002, THERE WERE 1,000 SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING, ALL OF WHICH WERE HELD BY RELIANT RESOURCES, INC.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(I)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE PERMITTED THEREBY.

                           ORION POWER HOLDINGS, INC.

                                TABLE OF CONTENTS

PART I

   Item 1. Business............................................................1

   Item 2. Properties.........................................................13

   Item 3. Legal Proceedings..................................................14

   Item 4. Submission of Matters to a Vote of Security Holders................14

PART II

   Item 5. Market for Registrant's Common Equity and Related Stockholder
           Matters............................................................14

   Item 6. Selected Financial Data............................................14

   Item 7. Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................14

    Item 7A...................................................................28

   Item 8. Financial Statements and Supplementary Data........................28

   Item 9. Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...............................................29

PART III

   Item 10. Directors and Executive Officers of the Registrant................29

   Item 11. Executive Compensation............................................29

   Item 12. Security Ownership of Certain Beneficial Owners and Management....29

   Item 13. Certain Relationships and Related Transactions....................29

PART IV

   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...29

   Financial Statements......................................................F-1

                                     PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     We have made, and may continue to make, various forward-looking statements with respect to our financial position, business strategy, projected costs, projected savings, and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking words or phrases such as "anticipates," "intends," "expects," "plans," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 2002 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

     Factors that could cause actual results to differ materially include, but are not limited to, those described below:

     o political, legal and economic conditions and developments in the United States;

     o state, federal and other legislative and regulatory initiatives affecting the electric utility industry, including rate regulation, deregulation and restructuring initiatives;

     o changes in the environmental and other laws and regulations to which we are subject, or the application thereof;

     o the extent and timing of the entry of additional competition in our markets;

     o    the performance of projects undertaken;

     o our ability to execute our strategy of developing and constructing power generating facilities;

     o our ability to obtain the necessary financing that our business may require;

     o the ability of Reliant to integrate our operations with its wholesale energy business;

     o    fluctuations in the prices for electric products and services; and

     o financial market conditions, changes in commodity prices and interest rates, and weather and other natural phenomena.

     In addition to factors previously disclosed by us, Reliant Resources, Inc. ("Reliant Resources"), and factors identified elsewhere herein, certain other factors could cause actual results to differ materially from such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by reference to such factors.

     Our forward-looking statements represent our judgment only on the dates such statements are made. By making any forward-looking statements, we assume no duty to update them to reflect new, changed, or unanticipated events or circumstances.

ITEM 1.   BUSINESS.

MERGER

     On February 19, 2002, Orion Power was acquired by merger by a wholly owned subsidiary of Reliant Resources. As a result, Orion Power became a wholly owned subsidiary of Reliant Resources, which files reports with the Securities and Exchange Commission.

     Reliant Resources provides electricity and energy services with a focus on the competitive wholesale and retail segments of the electric power industry in the United States. Reliant Resources acquires, develops and operates electric power generating facilities that are not subject to traditional cost-based regulation and therefore can generally sell power at prices determined by the market. Reliant Resources also trades and markets power, natural gas and other energy-related commodities and provides related risk management services. Reliant Resources intends to continue Orion Power's business and to integrate it with Reliant Resources' operations.

OVERVIEW

     We are an electric power generating company committed to delivering a broad range of wholesale energy and related products and services to independent system operators, utilities, municipalities, cooperatives, retail aggregators and other wholesale customers. Prior to our merger with a subsidiary of Reliant Resources, we grew our business by strategically acquiring, developing and modernizing non-nuclear electric generating facilities located in critical locations in regions across the United States. We continue to approach our business with financial discipline, applying a rigorous and multi-faceted approach. We currently own 81 plants with an aggregate capacity of 5,644 megawatts. We also have two projects under construction with a total capacity of 804 megawatts, which are expected to be in operation in 2002.

     Our facilities in operation are diversified by fuel type and geographically. The tables below set forth the assets owned by our regional operating companies:

                  ORION POWER NEW YORK, L.P. FACILITIES SUMMARY

                                             CAPACITY   PRIMARY
ASSET                                          (MW)     FUEL TYPE      LOCATION SERVED
-----                                          -----    ---------      ---------------

Hydroelectric Assets....................         650       Water        Central/Northern New York

Assets Located in New York City:
    Astoria Generating Station..........       1,265   Natural Gas /    New York City - Queens
                                                            Oil
    Gowanus Generating Station..........         494        Oil         New York City - Brooklyn
    Narrows Generating Station..........         280    Natural Gas     New York City - Brooklyn

Carr Street Generating Station..........          94    Natural Gas     East Syracuse, NY
                                               -----
             Total......................       2,783
                                               =====

                  ORION POWER MIDWEST, L.P. FACILITIES SUMMARY

                                             CAPACITY    PRIMARY
ASSET                                          (MW)      FUEL TYPE      LOCATION SERVED
-----                                          -----     ---------      ---------------
Avon Lake Generating Station............         754        Coal        Cleveland, OH
Brunot Island Generating Station........          54        Oil         Pittsburgh, PA
Ceredo Generating Station...............         500    Natural Gas     Ceredo WV
Cheswick Generating Station.............         562        Coal        Pittsburgh, PA
Elrama Generating Station...............         457        Coal        Pittsburgh, PA
New Castle Generating Station...........         318        Coal        West Pittsburg, PA
Niles Generating Station................         216        Coal        Youngstown, OH
                                               -----
         Total..........................       2,861
                                               =====

     In order to provide a broad range of energy products and services and to better manage electric and fuel commodity risk, we operate facilities that are diversified by fuel type as set forth in the table below:

                                      FUEL TYPE SUMMARY
                                      -----------------

                                                      CAPACITY
PRIMARY FUEL                                         (MEGAWATTS)    PERCENTAGE
------------                                         -----------    ----------
Coal..........................................         2,307           41%
Natural Gas / Oil (Dual fuel capability)......         1,265           22%
Natural Gas...................................           874           15%
Fuel Oil......................................           548           10%
Water.........................................           650           12%
                                                       -----          ----
         Total................................         5,644          100%
                                                       =====          ====

     In addition, we manage electric and fuel commodity price risk by attempting to sell a majority of our output forward through long term and short term contracts and purchase in advance the associated fuel to match the term of those sales.

CORPORATE OPERATIONS

     As of December 31, 2001, our corporate headquarters were located in Baltimore, Maryland. With the completion of our merger on February 19, 2002, we are currently combining our headquarters into Reliant Resources' headquarters at 1111 Louisiana Street, Houston, Texas. The corporate office is focused on selected activities, including corporate administration, accounting, financing, power sales, fuel procurement, asset management, risk management and business development. As of February 28, 2002, there were 71 employees located in the corporate office, including all of the executive officers. We conduct our day-to-day operations by subsidiaries, which are wholly-owned either by us or by another one of our subsidiaries.

     We have centralized some aspects of asset management, risk management, power sales, and fuel procurement. The combined power sales and fuel procurement group, which, as of February 28, 2002, totaled 23 employees, focuses on optimizing the net margin earned on sales of energy, capacity, and ancillary services after taking out the cost of fuel and limiting the amount of risk in our activities. This group is being integrated in Reliant's operations in Houston with each function becoming a part of the appropriate section of Reliant's business structure.

ORION POWER NEW YORK, L.P.

     FACILITIES. Our regional operating company, Orion Power New York, L.P., which is headquartered outside Syracuse, New York manages our assets located in New York State. Orion Power New York manages a total of 74 power generation facilities of which 72 are currently operational. Total aggregate capacity of these facilities is approximately 2,783 megawatts. The facilities consist of 70 hydroelectric facilities, of which 68 are active, three facilities located in New York City and the Carr Street Generating Station in East Syracuse. As of December 31, 2001, Orion Power New York employed 375 people as direct employees.

     We have not owned these facilities for a substantial period of time, and therefore, our historical financial and operating results do not provide a longer term perspective on the operation of the assets located in New York.

     ASSETS LOCATED IN NEW YORK CITY. We currently bid the energy produced by the assets located in New York City into the energy and ancillary services markets operated by the New York Independent System Operator, Inc. (NY-ISO). Because our assets located in New York City serve a transmission-constrained area, bids for energy produced by these facilities are subject to market power mitigation measures as implemented by the NY-ISO. The market power mitigation measures provide that if the energy bid price for our assets located in New York City exceeds the market price at a specified location reference point outside New York City by 5% or more, our bid price is replaced with an energy reference price that approximates our cost of production. All units that are dispatched will then receive the market clearing price. Due to the fact that our units are located in critical areas in New York City and are often dispatched for uneconomic reasons, we receive the greater of the market clearing price or the cost of production. We also currently bid capacity and certain ancillary services from these assets into the NY-ISO capacity market. Prices for this capacity and ancillary services are also subject to mitigation measures that cap the prices.

     HYDROELECTRIC ASSETS. We have sold all of the output of the hydroelectric assets, including energy, capacity, and ancillary services, to Niagara Mohawk Power Corporation on a bilateral basis under a contract through September 30, 2001. Under this contract, we received an annual fixed payment, totaling $73.6 million for the period October 2000 through September 2001 and a variable payment of approximately $20 per megawatt hour for all generation above approximately 2.2 million megawatt hours. We extended this contract with Niagara Mohawk Power Corporation though September 30, 2004. Under the extended contract, we receive an entirely variable payment. The actual price we receive is dependent upon our water flows and our ability to optimize production during peak periods. Based on the hydroelectric assets' performance and available historical data on average water flows over the last ten years, we would expect the variable payment to generate a significantly higher revenue stream than the original contract.

     CARR STREET. We have entered into a gas tolling agreement with Constellation Power Source covering the Carr Street Generating Station, which continues until November 2003. Under this agreement, Constellation Power Source has the exclusive right to all energy, capacity and ancillary services produced by the plant. Constellation Power Source pays for, and is responsible for, all fuel used by the plant during the term of the gas tolling agreement. We are currently paid a fixed fee monthly and variable payment per megawatt hour generated, both of which escalate annually. We have guaranteed certain aspects of the plant's operating performance and failure to meet these guarantees could result in penalties.

ORION POWER MIDWEST, L.P.

     FACILITIES. Our regional operating company, Orion Power MidWest, L.P., which is headquartered near Pittsburgh, Pennsylvania, manages our assets located in Ohio, Pennsylvania and West Virginia. The assets consist of eight power generating facilities, six of which are active, located in western Pennsylvania and Ohio, and one in West Virginia. Our West Virginia facility, the Ceredo Generating Station, a 500 megawatt gas-fired peaking facility, commenced commercial operations in June 2001. The remaining seven facilities were acquired from Duquesne Light Company in April 2000, three of which Duquesne had recently acquired in an asset swap with FirstEnergy Corp. The other four (including the retired facility) have historically been owned and operated by Duquesne Light Company. The seven operating facilities have a total aggregate capacity of approximately 2,861 megawatts, with five of such facilities using coal as their primary fuel source, one using oil and one using natural gas.

     The majority of the coal units operate as baseload units because of their low production costs per megawatt hour. Our oil- and gas-fired units operate as intermediate and peaking facilities, respectively. In addition, in connection with the Duquesne acquisition we entered into the provider of last resort contract with Duquesne Light Company, which we subsequently extended. As of December 31, 2001, we employed 470 people in the direct operation of the eight facilities managed by Orion Power MidWest.

     We have not owned these facilities for a substantial period of time, and therefore, our historical financial and operating results do not provide a longer term perspective on the operation of these assets.

     PROVIDER OF LAST RESORT CONTRACTS. As part of our acquisition of seven facilities located in Ohio and western Pennsylvania in April 2000, we entered into two provider of last resort contracts with Duquesne Light Company, which we have subsequently extended. Under the contracts, we are obligated for a specific period to provide energy to Duquesne Light Company to meet its obligations to satisfy the demands of any customer in the Duquesne Light Company service area that does not elect to buy energy from a competitive supplier as allowed by the Pennsylvania state deregulatory initiatives or that elects to return to Duquesne Light Company as the designated provider of last resort. Under these contracts, we must provide all of the energy necessary to meet the contractual requirements with no minimum and no maximum quantity and Duquesne Light Company must buy all of the energy needed to satisfy its provider of last resort obligation from us.

     The provider of last resort contracts are wholesale contracts between us and Duquesne Light Company, and we have no responsibility for selling energy directly to the related retail customers. Therefore, we have no involvement in billing retail customers or collecting amounts owed by retail customers.

     The Duquesne Light Company service area covers approximately 580,000 retail customers. According to information provided by Duquesne Light Company, the peak demand for the Duquesne Light Company control area was approximately 2,771 megawatts, and the total amount of electricity consumed was approximately 13,908,091 megawatt hours in 2001. As of December 31, 2001, approximately 81% of the customers in the Duquesne Light Company control area, as measured by energy consumption, received energy from Duquesne Light Company as the provider of last resort. The peak provider of last resort load was approximately 2,306 megawatts for 2001. The total amount of electricity consumed by provider of last resort customers was approximately 10,885,190 megawatt hours for 2001.

     Under the initial provider of last resort contract (the "POLR I Agreement"), the prices we receive are a specified portion of Duquesne Light Company's current retail rates, which have been approved by the Pennsylvania Public Utility Commission. From this amount, Duquesne Light Company deducts the Pennsylvania gross receipts tax of 4.4%, $1 per megawatt hour for certain ancillary services and a pro rata share transmission line losses in the Duquesne Light Company control area. Such amount excludes any generation rate adjustment payments received by Duquesne Light Company from its retail customers whose energy is secured by the POLR I Agreement.

     The POLR I Agreement continues in effect for each rate class until the amount of Duquesne Light Company's stranded costs allocated to that rate class have been recovered through the surcharge being added to each customer's monthly bill. For three rate classes, all stranded costs have already been recovered, and therefore the provider of last resort obligation under the POLR I Agreement is satisfied for these rate classes. The remaining rate classes are projected to complete stranded cost recovery between 2001 and 2004, with most rate classes expected to have completed stranded cost recovery before the summer of 2002. Accordingly, we expect the majority of the original provider of last resort contract obligations under POLR I Agreement to end during mid 2002.

     Upon completion of stranded cost recovery for any rate class, the energy requirements of such rate class are then provided under the second provider of last resort contract (the "POLR II Agreement") between Duquesne Light Company and us until December 31, 2004. The POLR II Agreement becomes effective for each Duquesne Light Company retail customer class as that class comes off the retail tariff that relates to the POLR I Agreement. The POLR II Agreement differs from the originally applicable tariff and the POLR I Agreement in certain respects, including:

     o The penalty for failures to deliver energy which cause Duquesne Light Company to reduce energy provided to consumers will be reduced from $1,000 to $100 per megawatt hour of shortfall under most circumstances (which penalty is still in addition to imbalance charges payable by us under both POLR Agreements with respect to such shortfall based on the applicable tariff rates);

     o We will be paid rates that are approximately nine percent higher per megawatt hour, although the actual increase depends on actual demand in each rate class.

     Given the expected demand for energy from provider of last resort customers and the historic energy generation from our assets located in Ohio and Pennsylvania and our peaking power plant under construction in West Virginia, we generally expect to produce more energy than needed to meet our provider of last resort obligations under both the POLR I and POLR II Agreements. We will attempt to sell this excess energy into the market and will receive the prevailing market price at the time. The provider of last resort demand, however, will fluctuate on a continuous, real-time basis, and will likely peak during summer and winter, on weekdays, and during some hours of the day. This could cause the provider of last resort demand to be greater than the amount of energy we are able to generate at any given moment. As a result, we may need to purchase energy from the market to cover our contractual obligations. This is likely to occur at times of higher market prices, although the price we receive will be determined as described above and will not fluctuate with the market. This situation could also arise or worsen if we have operational problems at one or more of our generating facilities that reduce their ability to produce energy. Failure to provide sufficient energy could give rise to penalties under both the POLR I and POLR II Agreements. A severe under-delivery of energy that forces Duquesne Light Company to deny some customers energy could give rise to penalties of $1,000 per megawatt hour under the POLR I Agreement or $100 or $1,000 per megawatt hour under the POLR II Agreement, depending upon the circumstances of such under-delivery. As the number of rate classes eligible for provider of last resort service under the POLR I Agreement decreases, we will be potentially entitled to the reduced damages of $100 per megawatt hour under the POLR II Agreement with respect to more rate classes, so we believe that the risk of $1,000 per megawatt hour damages will decrease appreciably as more rate classes transition to the POLR II Agreement.

     ECAR does not recognize capacity as a separate product from energy, and we are not obligated under either of the POLR Agreements to provide capacity; our supply obligations under such agreements relate solely to energy.

     In addition to providing energy to Duquesne Light Company under the POLR I and POLR II Agreements, we provide certain ancillary services to Duquesne Light Company under a separate ancillary services agreement. We provide the amount of such services necessary to meet Duquesne Light Company's pro rated share of its service territory's load at fixed rates per kilowatt per month for each such service. Failure to provide the required amount of such services obligates us to pay certain market damages with respect to any shortfall.

     In the fourth quarter of 2001, Duquesne Light Company announced that it intended to join a newly created wholesale energy services market in western Pennsylvania called PJM-West. This market could be created and operational as early as May 2002. In the PJM-West system, capacity will be recognized as a separate product from energy, and load serving entities in PJM West, such as Duquesne Light Company, will be required to demonstrate their ability to provide certain required levels of capacity. Following Duquesne Light Company's announcement, we began negotiations with Duquesne Light Company regarding the terms and price at which we would provide their capacity requirements, as well as modifications to the POLR I and II Agreements, ancillary services agreement, and other related documents that would be necessary to allow such agreements to function mechanically within the PJM West structure.

     Recent Developments.

     On February 15, 2002, we executed with Duquesne Light Company a capacity agreement, amendments to the POLR I and II Agreements, and an amended and restated ancillary services agreement, as well as amendments to certain related agreements as necessary to allow such agreements to function mechanically within the PJM West structure. Effectiveness of all of the foregoing is conditioned upon receipt of the consent of our lenders as well as the satisfaction of multiple other conditions precedent, including without limitation Federal Energy Regulatory Commission (FERC) approval of certain changes to Duquesne Light Company's retail and supplier tariffs to allow Duquesne Light Company to pass on to the applicable customers amounts payable by Duquesne Light Company under the capacity agreement and additional amounts under the amended and restated ancillary services agreement. If such conditions are not satisfied within 180 days of the execution date, the new agreements and amendments do not become effective and will terminate automatically. A brief summary of certain of the principal economic terms of the foregoing amendments and agreements follows.

     Capacity Agreement:

     Under the capacity agreement, we will provide 106% of the capacity requirements of Duquesne Light Company's zone (subject to our right to swap up to 65% of such obligation as described below) in return for a fixed monthly payment. If we fail to provide the required amount of capacity, Duquesne Light Company is not permitted to withhold any portion of the capacity payment; instead, we must reimburse Duquesne Light Company for the corresponding deficiency charges assessed by PJM West against Duquesne Light Company. Assuming that we designate the required level of megawatts of installed capacity (the greater of (a) the summer net demonstrated capacities of the Cheswick, Elrama, and Brunot Island plants plus any qualified interruptible load and (b) (i) 1,220 megawatts (prior to the repowering of Brunot Island) or (ii) 1,360 megawatts (after such repowering)) from certain qualified units, Duquesne Light Company is (and therefore we are) entitled to alternative deficiency charges, which are currently assessed by PJM West at $176.80 MW/day, with respect to such required level. For any deficiency in excess of such required level, non-alternate deficiency charges, currently $12,908 MW/day, would be assessed by PJM West. Deficiency charges assessable by PJM West are capped at $64,542 MW/year per unit.

     Pursuant to a swap feature embedded in the capacity agreement and a corresponding feature in a separate capacity agreement between FirstEnergy Corp. and Duquesne Light Company, we can elect for 0 - 65% of Duquesne Light Company's daily capacity requirements to be provided by FirstEnergy Corp., with no corresponding reduction of the monthly capacity payment due to us from Duquesne Light Company.

     Amendments to POLR Agreements:

     Many of the modifications to the POLR Agreements (e.g., changes to scheduling requirements) reflect mechanical adjustments necessary in the PJM West operating construct. Also, because we have units in FirstEnergy Corp's control area and FirstEnergy Corp. has units in Duquesne Light Company's zone, we have agreed with FirstEnergy Corp. to swap a portion of Duquesne Light Company's forecasted energy requirements with FirstEnergy Corp., in a percentage corresponding to the swap percentage under the capacity agreement. We will deliver to FirstEnergy Corp's control area from our units in such control area the swapped amount of energy (which delivery satisfies our delivery obligations under the POLR Agreements with respect to such amounts), and FirstEnergy Corp. will deliver the same amount of energy to Duquesne Light Company from FirstEnergy Corp.'s units in Duquesne Light Company's zone.

     For any shortfall in energy required to be delivered under the POLR Agreements, we must pay Duquesne Light Company the amount of the charge assessed by PJM West against Duquesne Light Company with respect to such shortfall (which will be the then-applicable LMP), plus the $100 or $1,000 per megawatt hour penalty currently required under the POLR Agreement if such failure requires Duquesne Light Company to reduce energy provided to consumers. Because (a) the amount of the charge assessable by PJM West is capped at $999 per MWh, unlike the current situation in ECAR where no cap is provided, (b) the safe harbor entitling us to the reduced $100 per megawatt hour penalty is now available under both POLR Agreements, and (c) such safe harbor has been expanded slightly, thus potentially lessening the likelihood of such penalties being imposed, our liability for deficiencies under the POLR Agreements may be reduced compared to those under the current POLR Agreements. Such penalties and charges for failure to deliver energy under the POLR Agreements are separate from any damages payable by us under the capacity agreement for failure to deliver capacity.

     Under the amended POLR II Agreement, in return for additional consideration under the capacity agreement, we will assume responsibility for payment of certain transmission congestion charges applicable to energy delivered by us to Duquesne Light Company which may arise due to PJM West's nodal based pricing system that creates pricing variations within Duquesne Light Company's service territory. In order to hedge against this difference, load serving entities (such as Duquesne Light Company) will have access to Firm Transmission Rights ("FTR's"). In this case, PJM West will allocate FTR's associated with Duquesne Light Company 's load to Duquesne Light Company. Duquesne Light Company is contractually obligated to assign those rights to us if we so request. These FTR's have the effect of a financial hedge by "matching up" generating assets to the load zone price . Properly managed, these FTR's should have the effect of managing the cost risk associated with such congestion. Energy delivered by us to FirstEnergy Corp. pursuant to the swap described above is intended to be provided from our units located in the FirstEnergy Corp. control area and can be delivered anywhere within such area. There is not a nodal based pricing system in the FirstEnergy Corp. control that creates pricing variations within such area, so we do not consider transmission congestion charges to be an issue with respect to the energy delivered to FirstEnergy Corp. pursuant to the swap arrangement. Finally, FirstEnergy Corp. will bear any transmission congestion charges applicable to energy delivered by FirstEnergy Corp. to Duquesne Light Company pursuant to the swap arrangement in return for a fixed payment from Duquesne Light Company of $0.10 per megawatt hour so delivered. We have agreed to reimburse Duquesne Light Company for the amount of such charges paid to FirstEnergy Corp.

     Amended and Restated Ancillary Services Agreement:

     Under the amended and restated ancillary services agreement, we will provide the amount of ancillary services required by the Duquesne Light Company zone. The consideration we will receive under the amended and restated agreement will be a fixed amount per megawatt hour of the Duquesne Light Company zone's load and is roughly double the consideration received under the existing agreement (in return for an increase in quantity of services provided of approximately 19% from the existing agreement, based on an historical average). This significant price increase is due to the fact that in the PJM West market, the market price of these services will be higher. The prices under the amended and restated agreement were determined based upon comparisons with proxy markets and discussions with PJM West; we therefore anticipate that they should be reflective of market prices in the PJM West territory.

     If we fail to provide any ancillary services required to be delivered under the amended and restated agreement, we will be responsible for the charges assessed by PJM West against Duquesne Light Company for such failure, which would be the then-applicable PJM West clearing price for the amount of the deficiency. However, if such failure is excused under the PJM West Protocols due to force majeure, no such charges would be assessed.

ORION POWER DEVELOPMENT COMPANY, INC.

     Orion Power Development Company, Inc. manages our assets under construction and development. Our development company's primary objective was to strategically grow our portfolio of generating assets in a timely manner by developing efficient generating facilities that can provide wholesale customers with reliable, low-cost electricity and related products and services. As of February 28, 2002, Orion Power Development Company, Inc. had no direct employees. Consequently, some of the employees of Orion Power Holdings, Inc. managed the daily business of and the development projects owned by Orion Power Development Company, Inc.

CONSTRUCTION AND DEVELOPMENT

     A primary facet of our strategy was to grow by developing additional capacity at our facilities by repowering or adding units at existing facilities and by building new facilities throughout the U.S. and Canada. In June 2001, we completed the construction of Ceredo Electric Generating Station, which was a project included in our acquisition of Columbia Electric Corporation in December 2000.

     We currently have two projects that are under construction:

     o Liberty Electric Generating Station (Liberty), located south of Philadelphia, Pennsylvania, is a 550 megawatt, natural gas fired facility under construction, which will consist of two General Electric model 7FA class combustion turbine-generators supplying steam to a single Toshiba steam turbine-generator. We expect that this facility will operate as a baseload facility. The output of this facility is contracted under a tolling agreement for a term of approximately 14 years. Under this agreement, the counterparty will have the exclusive right to receive all energy, capacity and ancillary services produced by the plant. The counterparty will pay for, and be responsible for, all fuel used by the plant under the tolling agreement. This facility is scheduled for completion in April 2002.

     o Brunot Island Generating Station, located near downtown Pittsburgh, Pennsylvania, is currently a 254 megawatt peaking facility. We have begun the conversion of many of the existing simple cycle, oil fired units on site back to their original combined cycle operation and the upgrade of the on-site natural gas pipeline to allow for natural gas to become the primary fuel. We will also upgrade environmental control equipment to reduce our emissions. Our objective is to increase capacity at Brunot Island by 140 megawatts and significantly reduce production costs. This project is scheduled for final completion by the summer of 2002.

     Prior to our merger with Reliant Resources, Orion Power was evaluating additional development projects to further the company's growth. These include the Kelson Ridge Generating Station in Waldorf, MD, Atlantic Generating Station in Port St. Lucie, FL, the repowering of Astoria Generating Station and many other repowerings of operating facilities. Given the early stage of all the aforementioned projects, the recent shift in market fundamentals and Reliant Resources' own development plans and capital requirements, we may elect not to pursue these activities or we may otherwise not be able to do so. Reliant is currently evaluating any potential costs for changes in projects including turbine purchase obligations.

RECENT MARKET DEVELOPMENTS

     NEW YORK MARKET FRAMEWORK. The New York wholesale energy market has been in operation for over two years. The NY-ISO has responsibility for daily operation of the transmission system and the administration of bid-based markets for wholesale energy, capacity, and ancillary services. The day-ahead and real-time wholesale energy and ancillary services markets started on November 18, 1999. The capacity market began with an auction in early April 2000 for the summer 2000 six-month capacity period.

     Under the NY-ISO, generators like us are able to sell energy to any wholesale customer in the state. These sales may be done under bilateral contracts, in which pricing and other provisions are determined through private negotiation, or by bidding into the day-ahead and real-time energy and ancillary services markets.

     Over the course of the last year, the rate of changes in market rules has slowed, however, several key changes did occur. For example, the implementation of many programs now allow energy demand, commonly referred to as "load", to respond to high prices in emergency and non-emergency situations.

     Additionally, FERC directed the NY-ISO to expand the price mitigation rules that applied to utility-divested units to include all units in New York City for the summer of 2001. FERC also imposed similar market mitigation measures for the real-time market as were already in place in the day ahead market. However, the NY-ISO was unable to implement the real-time market mitigation measures until late in the summer, and the period of real-time mitigation lapsed at the end of September. Under a subsequent FERC order, the NY-ISO was directed to incorporate a market monitoring plan consistent with the "in city" mitigation in the day-ahead and real-time markets. This order also required Consolidated Edison to remove the mitigation authority from its tariff. The NY-ISO filed the revised mitigation plan on March 20, 2002. It is too early in the proceeding to assess fully the impact of the revised mitigation plan on us.

     Finally, the NY-ISO implemented a change in the method of determining how the installed capacity of a generating unit is calculated, by taking into account a unit's availability to operate. Specifically, generators now sell unforced capacity, which is their installed capacity discounted by their forced outage rates. The change will also financially penalize a generator for "unforced outages". The capacity market ensures that there is enough generation capacity to meet retail energy demand and ancillary services requirements. All power retailers are required to demonstrate commitments for capacity sufficient to meet their peak forecasted load plus a reserve requirement, currently set at 18%. As an extra reliability measure, power retailers located in New York City are required to procure the majority of this capacity (currently 80% of their peak forecasted load) from generating units located in New York City. Because New York City is currently short of this capacity requirement and the existing capacity is owned by only a few entities, a price cap of $105 per kilowatt-year divided by the "in city" average forced outage rate for all the units has been instituted for in-city generators. In 2001, in two separate auctions, we sold all of our available capacity at or near the price cap in effect at that time.

     There can be no assurance that changes to New York's competitive wholesale energy markets will not adversely affect our operations. The NY-ISO has the ability to revise prices, which could lead to delayed or disputed collection of amounts due to us for sales of energy and ancillary services. The NY-ISO also has the ability, in some cases subject to FERC approval, to impose cost-based pricing and/or price caps. Moreover, FERC is considering imposing an overall refund condition in all market-based rate authorizations, which could allow FERC to revisit prices.

     MIDWEST MARKET FRAMEWORK. The assets managed by Orion Power MidWest, L.P. are located in the ECAR region. The ECAR region covers part or all of the following states: Indiana, Kentucky, Maryland, Michigan, Ohio, Pennsylvania, Virginia and West Virginia. There is no ISO or similar entity in place for the entire ECAR region, although the utilities in the region are proposing several competing plans for an independent system operator and/or a regional transmission operator. The ECAR market is characterized by substantial costs for transmitting power from one location to another, because each independent utility charges a tariff to use its transmission facilities. Therefore, moving power across multiple utility systems becomes expensive and may become difficult or impossible at times of high demand.

     The current market in the ECAR region is relatively illiquid and is dominated by private bilateral contracts between parties. Notwithstanding the general lack of liquidity, markets do exist in several areas within the ECAR region. The ECAR region also lacks a specific capacity market and well-developed markets for ancillary services.

     Given the competing ISO and RTO proposals currently under consideration and the many divergent interests which exist in the ECAR region, we expect that any adoption of ISOs or similar entities will be gradual. Some entities, including Duquesne Light Company, have considered joining the PJM-West market, a newly created wholesale market that would cover the western portion of the Mid-Atlantic region as early as May 2002. If Duquesne Light Company, our primary customer in the ECAR Region, joins the PJM-West market, we may well enter the newly created wholesale market as well. We are unable to determine what impact, if any, joining the PJM-West market would have on our business or financial prospects. See "Orion Power MidWest, L.P. - Recent Developments" for a discussion of Duquesne Light Company's recent announcement of its intention to join the PJM West market and certain contractual arrangements that have been executed between Orion Power MidWest, L.P. and of Duquesne Light Company in February 2002 in anticipation thereof.

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

     FEDERAL POWER ACT. The Federal Power Act gives FERC exclusive rate-making jurisdiction over wholesale sales of electricity and transmission of electricity in interstate commerce. FERC can exercise this authority to require refunds if it determines that rates are unjust and unreasonable and is considering imposing an overall refund condition in all market based rate authorizations, which could allow FERC to revisit market prices. FERC regulates the owners of facilities used for the wholesale sale of electricity and its transmission in interstate commerce as "public utilities" under the Federal Power Act. The Federal Power Act also gives FERC jurisdiction to review certain transactions and numerous other activities of public utilities.

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

     The Federal Power Act also gives FERC exclusive authority to license non-federal hydroelectric projects on navigable waterways and federal lands. FERC hydroelectric licenses are issued for 30 to 50 years. Our hydroelectric assets are licensed by FERC from 2004 through 2036. Individual hydroelectric facilities, representing approximately 90 megawatts of our capacity, have licenses that expire over the next ten years. Facilities representing approximately 160 megawatts of our capacity have new or initial license applications pending before FERC. Upon expiration of a FERC license, the federal government can take over the project and compensate the licensee, or FERC can issue a new license to either the existing licensee or a new licensee. In addition, upon license expiration, FERC can decommission an operating project and even order that it be removed from the river at the owner's expense. In deciding whether to issue a license, FERC gives equal consideration to a full range of licensing purposes related to the potential value of a stream or river. It is not uncommon for the relicensing process to take between four and ten years to complete. Generally, the relicensing process begins at least five years before the license expiration date and FERC issues annual licenses to permit a hydroelectric facility to continue operations pending conclusion of the relicensing process. We expect that FERC will issue us new or initial hydroelectric licenses for all the facilities with pending applications. Presently, there are no applications for competing licenses and there is no indication that FERC will decommission or order any of the projects to be removed.

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

     Under the New York Public Service Law, the New York Public Service Commission has jurisdiction over corporations engaged in the production of electricity and transfers of electric generation facilities located in the State. The New York Public Service Commission reviewed and approved each of our transactions to acquire our assets located in New York, and made the necessary findings to permit us to seek exempt wholesale generator status from FERC. We are subject to "lightened regulation" in New York.

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

     The Act required each utility to submit its restructuring plan to the Pennsylvania Public Utility Commission for approval. The Pennsylvania Public Utility Commission is authorized to permit, but may not require, utilities to divest their generation assets. We are not subject to the Pennsylvania Public Utility Commission.

     OHIO. The Ohio legislature passed a statute in 1999 providing for implementation of retail competition beginning in 2001. The statute delegated to the Ohio Public Utilities Commission the responsibility for developing certain restructuring rules, including rules relating to market monitoring, stranded cost recovery, and consumer protection. The restructuring plan for each investor-owned utility has been approved by the Ohio Public Utilities Commission. Similar to Pennsylvania, we do not expect to be subject to regulation by the Ohio Public Utilities Commission. If we do become subject to regulation by the Ohio Public Utilities Commission, however, additional costs may be imposed on the operations of our assets located in Ohio and Pennsylvania.

     WEST VIRGINIA. In 1998, the West Virginia Legislature enacted HB 4277, which authorized the Public Service Commission to consider whether restructuring was in the public interest and, if so, to submit a restructuring plan for Legislative approval. In January 2000, the Commission issued an order finding restructuring in the public interest and submitting a long-term plan for transition to competitive power supply markets and consumer choice. The implementation of retail electric choice has been delayed, however, pending legislative action.

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

     The 1990 Amendments create a marketable commodity called an SO2 "allowance." All non-exempt facilities over 25 megawatts that emit SO2 must hold or obtain allowances in order to operate. Each allowance gives the owner the right to emit one ton of SO2 annually. All non-exempt facilities that existed in 1990 have an assigned number of allowances. If additional allowances are needed, they can be purchased from facilities having excess allowances. Our assets located in New York currently have more allowances than needed, while our assets located in Ohio and Pennsylvania require additional allowances or the installation of SO2 controls. We believe that the additional costs of obtaining the number of allowances needed for future projects should not materially affect our ability to purchase and operate such facilities.

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

EMPLOYEES

     As of December 31, 2001, we employed approximately 908 people. Of these employees, approximately 554 are covered by collective bargaining agreements. The collective bargaining agreements expire at various dates between April 2003 and May 2006. We have never experienced a work stoppage, strike, or labor dispute. We consider relations with our employees to be good.

ITEM 2.   PROPERTIES.

     The Orion Power corporate offices currently occupy approximately 15,340 square feet of leased office space in Baltimore, Maryland, which lease expires in 2005, subject to renewal options. Upon expiration or earlier, this office space will be vacated as the corporate headquarters is being transitioned to Reliant's headquarters in Houston, Texas.

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

     Our total lease expense for all of our properties described above was approximately $1.8 million for 2001.

ITEM 3.   LEGAL PROCEEDINGS.

     We are involved in various litigation matters in the ordinary course of our business. We are not currently involved in any litigation that we expect, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Omitted in reliance upon General Instruction I.1(a) and (b) for Form 10-K.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     All of the shares of common stock of Orion Power Holdings, Inc. are beneficially owned by Reliant Resources and therefore, there is no trading market in such shares.

ITEM 6.   SELECTED FINANCIAL DATA.

     Omitted in reliance upon General Instruction I.1(a) and (b) for Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following discussion in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this report.

OVERVIEW

     We were incorporated in Delaware in March 1998 for the purpose of acquiring, developing, owning, and operating non-nuclear electric power generating facilities throughout North America. Commencing in November 1998, in six separate acquisitions, we directly or through our wholly-owned subsidiaries acquired our facilities with a total electric generating capacity of 5,644 megawatts in operation and an additional 804 megawatts in construction.

     On February 19, 2002, Orion Power Holdings was acquired by merger by a wholly-owned subsidiary of Reliant Resources, Inc. (Reliant).

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

OUTLOOK

     Reliant will fully integrate Orion Power's assets into the existing Reliant business, fully utilizing Reliant's extensive trading, marketing and operational experience. Reliant will improve Orion Power's assets through reduced operating and maintenance costs as well as improved availability and reliability. This integration will be rolled out during the third quarter of 2002. All modernization, environmental, and development strategies will be integrated into Reliant's regional operational strategy.

RESULTS OF OPERATIONS

     GENERALLY. The principal factor affecting recent changes in our results has been the timing of the acquisitions of our facilities. We acquired our facilities on the following dates:

     o    Carr Street Generating Station - November 19, 1998;

     o    Hydroelectric assets - July 30, 1999;

     o    Assets located in New York City - August 20, 1999;

     o Assets located in Cleveland, Pittsburgh, West Pittsburg, Youngstown (Midwest Assets) - April 28, 2000;

     o Assets under construction from Columbia Electric Corporation - December 11, 2000; and

     o Assets under development from Competitive Power Ventures (Atlantic) - October 12, 2001.

     One of the assets acquired from Columbia Electric Corporation, Ceredo Electric Generating Station, was placed into commercial operation in June 2001.

CRITICAL ACCOUNTING POLICIES

     Orion Power management has implemented several accounting policies and has made certain judgements and estimates that are disclosed in the footnotes to our consolidated financial statements. Several critical accounting policies, judgments and estimates are discussed below.

REVENUE RECOGNITION

     Revenues from the sale of electricity are recorded based on output delivered and capacity provided at rates specified under contract terms or received in the wholesale marketplace. The only portion of our revenue that contains certain assumptions in its determination and measurement is the revenue recognized from the Provider of Last Resort contract with Duquesne Light Company. The revenue, per the contract, is based on the amount of charges billed to Duquesne Light Company's customer base for the services provided. Since the amount of the actual revenue is not known until it is remitted by Duquesne Light Company subsequent to when they have read a customer's meter, we have established a reasonable number of assumptions regarding multiple factors to match the megawatts we produce to the revenue we record. These assumptions are continuously reviewed and revised, as necessary. We have been and continue to work with Duquesne Light Company to obtain the most accurate and timely data available to minimize any violatility within our assumptions. Through December 31, 2001, there have been no significant revisions or changes to our revenue recognition assumptions related to this contract.

DERIVATIVE INSTRUMENTS

     Derivative instruments (Derivatives) are contracts which typically derive value from changes in interest rates, foreign exchange rates, credit spreads, prices of securities or financial or commodity price indices. The timing of cash receipts and payments for derivatives is generally determined by contractual agreement. Derivatives can be either standardized contracts that are traded on an organized exchange or privately negotiated contracts. Futures contracts are examples of standard exchange-traded derivatives. Privately negotiated derivative contracts include forwards, interest rate swaps and certain option contracts. Orion Power enters into interest rate swap agreements and commodity forward contracts as an end user for purposes other than trading. Derivatives used for purposes other than trading serve to economically hedge variable cash flows on floating rate debt and hedge the purchase and sale price of various commodities. For further information, see the footnotes to the Consolidated Financial Statements.

     Interest rate swaps are used to remove violatility in the floating interest rate. They protect against increases in the interest rate. A determental value is created when interest rates fall because the rate has become locked in.

     Commodity swaps are used by Orion Power to stabilize future margins with fixed forward purchases and sales thus removing the uncertainty of the daily or real time prices incorporated in the market place as well as limit, or negate the floating rates used in other sales and purchases. The risk is Orion Power may have to purchase additional power at higher rates in order to fulfill these contracts. An additional lost opportunity, or additional gains, would be not having any commodity available for higher sale prices, or lower purchases, when the market rates differ from the fixed rates.

INCOME TAXES

     Orion Power accounts for income taxes under the asset and liability method prescribed by Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes," and, accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using existing enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates would be recognized in income in the period that includes the enactment date. We continuously review multiple tax strategies for each individual subsidiary and for the consolidated entity, as a whole, in an effort to continue to reduce our tax liability. We review acceptable tax practices at the federal and state levels as well as any potential credits or exemptions available to us. Part of this strategy focuses on the future direction of the operating facilities as well as any future site development including legal entity structuring. These tax positions are subject to review and appeal and could result in a negative outcome having an adverse effect on future earnings.

PROJECT DEVELOPMENT COSTS

     Project development costs represent amounts incurred for professional services, direct salaries, permits, options on real property and other direct incremental costs related to the development of new property and equipment, principally electric generating facilities. These costs are expensed as incurred until development reaches a stage when it is probable that the project will be completed. A project is considered probable of completion upon meeting one or more milestones, which may include a power sales contract or securing construction or operating permits, among others. Project development costs that are incurred after a project is considered probable of completion but prior to starting physical construction are capitalized. Project development costs are included in construction in progress when physical construction begins. Orion Power periodically assesses project development costs for impairment. Impairment could occur with: significant increases in construction costs, including any turbine commitments; loss of a critical trading partner or contract (ie - an executed tolling agreement) through bankruptcy; or an inability to obtain the necessary financing to complete the project.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

     REVENUE. Our revenue was $1,178.4 million for the year ended December 31, 2001, as compared to revenue of $957.6 million for the year ended December 31, 2000. The overall increase in revenues was mainly attributable to a full period of the Midwest assets in our portfolio for the year ended December 31, 2001. The Midwest assets were acquired in April 2000. One factor was increased generation in New York City through increased megawatt capacity, availability and production. Energy and capacity prices were fairly comparable for the years ended December 31, 2001 and 2000. Other factors in determining our revenue stream are weather patterns and the seasonality of energy consumption, which is often correlated with weather patterns. Extreme temperatures can cause significant fluctuations in our revenue stream by significantly affecting energy usage patterns. Plant outages, due to a variety of factors, can also lead to changes in revenues of our own facilities, and those of other energy producers, by affecting the volume or prices of our wholesale energy products. In early August 2001, we had a significant outage in one of our main units, Avon Lake #9, located in Cleveland, Ohio. This unit returned to service in mid August 2001 and has operated normally since that time. No other such outages have occurred in the periods described that have had a significant impact on our business.

     OPERATING EXPENSES. Our operating expenses for the year ended December 31, 2001, consisted of fuel expense, gain on derivative instruments, operations and maintenance expense, general and administrative expenses, taxes other than income taxes (principally property taxes) and depreciation and amortization expense.

     We had fuel expenses of $470.4 million for the year ended December 31, 2001, compared with $437.8 million for the year ended December 31, 2000. The increase in fuel expense was mainly attributable to a full period of the Midwest assets in our portfolio for the year ended December 31, 2001, as well as our Ceredo facility commencing operations in June 2001. Fuel expense for 2000 also includes $57 million for the purchase of power from May 2000 through October 2000 to supplement our generating capacity to meet our obligations under the Provider of Last Resort Contract. Excluding the purchased power of $57 million from 2000 for our provider of last resort obligation, the fuel to revenue ratio is very comparable at 40% for each period.

     Our gain on derivative instruments was $11.9 million for the year ended December 31, 2001, compared to $0 for the year ended December 31, 2000. This gain reflects the change in market value for the derivative instruments (certain electricity, natural gas, oil, and financial tolling agreements) that do not qualify as hedges under generally accepted accounting principles. See discussion of the "Accounting Change".

     Our operations and maintenance expenses were $129.4 million for the year ended December 31, 2001, as compared to $97.6 million for the year ended December 31, 2000. The increase was mainly attributable to a full period of the Midwest assets in our portfolio for the year ended December 31, 2001. As a percentage of revenues, the periods are very comparable at 11% and 10% for the years ended December 31, 2001 and 2000, respectively.

     Our general and administrative expenses were $58.3 million for the year ended December 31, 2001, as compared to $37.1 million for the year ended December 31, 2000. The increase was the result of expanded corporate infrastructure to support our growth along with a full year of the Midwest regional office in 2001 as well as salary increases and incentive bonuses.

     Taxes other than income taxes amounted to $57.4 million for the year ended December 31, 2001, compared to $60.8 million for the year ended December 31, 2000. The decrease was due to approximately a $6.2 million reduction in taxes other than income taxes in Orion Power NY due to the settlement of outstanding property tax issues in several municipalities with favorable results and was partially offset by increased taxes of approximately $1.7 million for our Midwest assets due to a full year of ownership in 2001.

     Depreciation and amortization expense was $137.9 million for the year ended December 31, 2001, as compared to $103.2 million for the year ended December 31, 2000. The increase was mainly attributable to a full period of the Midwest assets in our portfolio for the year ended December 31, 2001. The expense for the year ended December 31, 2001 also includes partial year depreciation for many capital projects completed during the year at several of our plants including a major unit restart in one of our assets located in New York City as well as some major upgrades to our older Midwest assets.

     Our charge for buyout of operations and maintenance contracts was the result of the acquisition of the subsidiaries of Constellation Operating Services in April 2000. We incurred a one-time loss of $19.0 million, principally a non-cash item. There was no such loss for the year ended December 31, 2001.

     OPERATING INCOME. As a result of these factors, our operating income was $336.8 million for the year ended December 31, 2001, as compared to operating income of $202.2 million for the year ended December 31, 2000.

     INTEREST INCOME. Our interest income was $21.5 million for the year ended December 31, 2001, as compared to $15.3 million for the year ended December 31, 2000. This increase was due to more cash on hand for the year ended December 31, 2001, which included the proceeds from our initial public offering of approximately $453 million in November 2000 as well as a follow-on equity and debt offering in May 2001 for net proceeds of approximately $465 million.

     INTEREST EXPENSE. Our interest expense was $202.8 million for the year ended December 31, 2001, as compared to $168.7 million for the year ended December 31, 2000. The increase was mainly attributable to a full period of interest related to the debt entered into in April 2000, to acquire the Midwest assets. The year ended December 31, 2001, also included a full year of interest for the $400 million senior notes issued by Orion Power in April and May 2000. Additional net debt was added during 2001 through withdrawals on various revolvers and construction loans totaling approximately $249 million as well as the addition of the $200 million convertible senior notes sold in May 2001, which were offset by approximately $332 million in debt repayments.

     INCOME TAX PROVISION. Our income tax provision was $54.9 million for the year ended December 31, 2001, compared to $20.2 million for year ended December 31, 2000. The increase was due to higher taxable income for the equivalent periods. Our effective tax rate decreased to 35.3% from 41.5% due to the implementation of several strategies to reduce our taxable income in high tax jurisdictions mostly attributable to selected state tax credits utilized during 2001.

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

     We had fuel expenses of $437.8 million for the year ended December 31, 2000, compared with $20.5 million for the year ended December 31, 1999. The increase in 2000 was the result of our acquisition of our assets located in Cleveland, Pittsburgh, West Pittsburg and Youngstown, the full year of operation of our assets located in New York City and higher per unit costs for natural gas and oil in 2000. From the date of acquisition through November 18, 1999, the assets located in New York City were being operated under a tolling agreement where the party buying the power supplied the fuel. This contract terminated when the NY-ISO began operations. Fuel expense for 2000 also includes $57 million for the purchase of power from May 2000 through October 2000 to supplement our generating capacity to meet our obligations under the provider of last resort contract.

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

     INTEREST INCOME. Our interest income was $15.3 million for the year ended December 31, 2000, as compared to $1.8 million for the year ended December 31, 1999. The increase was due to the increase of cash on hand from operations (excluding restricted cash) resulting from a full year of operations in 2000 of our hydroelectric assets and our assets located in New York City, the acquisition during 2000 of our assets located in Cleveland, Pittsburgh, West Pittsburg and Youngstown, and the additional cash raised as part of our initial public offering in November 2000.

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended December 31, 2001, we obtained cash from operations and from borrowings under the credit facilities of our subsidiaries as well as through our public offerings in June 2001 of common stock and convertible senior notes. This cash was used to fund operations, service debt obligations, fund our development and construction projects at Kelson Ridge, Astoria, Avon Lake, Liberty, Ceredo, and Cheswick, and meet other cash and liquidity requirements.

     For 2002, our principal sources of liquidity will be cash from operations as well as fundings from our existing credit facilities including any refinancing of our Orion Power Holdings revolving credit facility and of our New York and MidWest credit facilities. Such refinancing may be provided by external sources or via intercompany loans or equity injections provided by Reliant Resources, Inc. The major risk to our liquidity sources for 2002 are significant increases in interest rates as we refinance our existing facilities, or the inability to refinance such facilities.

     Depending on our performance and market conditions prevailing at the time of the expiration of these credit facilities, Reliant may not be able to arrange for the necessary replacement of these facilities on terms that are acceptable to us. If we are unable to obtain financing to replace these facilities on terms that are acceptable to us, our financial condition and future results of operations would be materially adversely affected.

     Operating activities for the year ended December 31, 2001, provided $171.2 million of cash. This resulted from a $36.2 million increase in operating assets, including restricted cash and notes receivable balances, and a $31.0 million net decrease in deferred tax assets. This also included a $69.2 million decrease in operating liabilities, $154.4 million of depreciation and amortization, $100.6 million of net income, $2.5 million of deferred compensation, including the tax benefit from the exercise and $11.9 million gain on derivative instruments.

     Investing activities for the year ended December 31, 2001, used approximately $26.3 million of cash for the acquisition of our Atlantic project, a 250 megawatt gas-fired baseload combined cycle facility to be constructed in Florida, with the remaining $475.9 million being used for facilities upgrades and improvements.

     Financing activities for the year ended December 31, 2001, provided approximately $378.9 million of cash. We received net proceeds of $448.4 million on borrowings under the convertible senior notes and the Liberty credit facility, and $272.6 million of net proceeds from the issuance of common stock. Approximately $332.0 million of debt primarily related to our Midwest credit facility was paid down with the funds from these offerings and operations. Additionally, we paid $12.7 million for financing costs under the senior convertible notes and had proceeds of $2.5 million from officers' notes receivable.

     As of December 31, 2001, cash and cash equivalents were $183.7 million and adjusted working capital was $628.3 million (adjusted working capital excludes $1,614.3 million of the current portion of long-term debt). Of this working capital, we had restricted cash of $336.7 million that can only be used pursuant to our credit facilities in certain circumstances to fund the business activities of the subsidiaries that hold our hydroelectric assets, our assets located in New York City, our assets located in Cleveland, Pittsburgh, West Pittsburg and Youngstown and the assets in development that we acquired in connection with our purchase of Columbia Electric Corporation.

     The credit facility of Orion Power New York, L.P. (Orion Power New York) is a credit agreement between Orion Power New York and a group of lending institutions. Under the credit facility agreement, Orion Power New York incurred $700 million of indebtedness to finance the acquisition of our hydroelectric assets and our assets located in New York City, of which $578.5 million was outstanding at December 31, 2001. Amounts outstanding under the facility bear a floating rate of interest. In addition, Orion Power New York has a $30 million working capital revolving credit facility as part of the facility, of which $0 was outstanding as of December 31, 2001, and $10 million was used to provide a letter of credit in favor of Consolidated Edison of New York. This credit facility is available only to Orion Power New York and not for Orion Power Holdings' operations. It provides, among other things, that the amount of dividends and distributions that Orion Power New York may pay cannot exceed $100 million over the life of the facility. As of December 31, 2001, distributions of $86.5 million had been paid. This credit facility contains various business covenants that are typical for limited or non-recourse project financings. Such covenants include, among others, restrictions on dividends, capital expenditures, additional indebtedness, liens and investments, as well as requirements regarding insurance, approval of operating budgets and commercial contracts. The facility also includes a requirement that Orion Power New York maintain a debt service coverage ratio of 1.5 to 1.0. These covenants are not anticipated to materially restrict us from borrowing funds or obtaining letters of credit under the working capital facility. The credit facility has a maturity date of December 2002. Orion Power New York plans to refinance this credit facility as described above.

     The credit facility of Orion Power MidWest, L.P. is a credit agreement between Orion Power MidWest and a group of lending institutions. Under the credit facility, Orion Power MidWest incurred $1.11 billion of indebtedness to finance the acquisition of our assets located in Cleveland, Pittsburgh, West Pittsburg and Youngstown, $1.01 billion of which was outstanding at December 31, 2001. Amounts outstanding under the credit facility bear a floating rate of interest. In addition, Orion Power MidWest has a $90 million working capital facility, of which $10.0 million was outstanding as of December 31, 2001, and $10 million was used to provide a letter of credit in favor of Duquesne Light Company as well as an additional $5 million letter of credit to support various services. This credit facility is available only to Orion Power MidWest and not for Orion Power Holdings' operations. It provides, among other things, that the cumulative amount of dividends and distributions that Orion Power MidWest may pay cannot exceed $175 million over the life of the facility. As of December 31, 2001, no dividends or distributions had been paid. This credit facility contains various business covenants that are typical for limited or non-recourse project financings. Such covenants include, among others, restrictions on dividends, capital expenditures, additional indebtedness, liens and investments, as well as requirements regarding insurance, approval of operating budgets, fuel and power marketing plans and commercial contracts. The facility also includes a requirement that Orion MidWest maintain a debt service coverage ratio of 1.5 to 1.0; provided that, for the quarter ended March 31, 2002 we could alternatively make a prepayment of $25,000,000, which was done on March 22, 2002. Orion Power MidWest anticipates that it may not be able to meet this covenant and would need to seek a waiver or amendment for the quarter ended June 30, 2002. If a waiver or amendment is required, we have no assurance that Orion Power MidWest will be able to obtain such a waiver or amendment from its lenders. The credit facility has a maturity date of October 2002. Orion Power MidWest plans to refinance this credit facility as described above.

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

     The $400 million, 12% Senior Notes are due on May 1, 2010. The proceeds were used to assist in the financing of the acquisition of the Midwest Assets. Interest is paid semiannually in May and November of each year. The senior notes are senior unsecured obligations and rank pari passu with all of Orion Power Holdings' existing and future unsecured indebtedness. Before May 1, 2003, Orion Power Holdings may redeem up to 35 percent of the notes issued under the indenture at a redemption price of 112 percent of the principal amount of the notes redeemed, plus accrued and unpaid interest and special interest, with the net cash proceeds of an equity offering provided that certain provisions under the indenture are met. Orion Power Holdings is not required to make any mandatory redemption or sinking fund payments with respect to the Senior Notes. Each holder of the Senior Notes has the right to require Orion Power Holdings to repurchase the notes pursuant to a change of control offer as set forth in the indenture. The indenture requires that Orion Power offer a cash payment equivalent to 101% of the aggregate principal amount of the repurchased notes plus any accrued or unpaid interest through the date of the repurchase upon completion of the merger with Reliant. This offer was made to noteholders as the merger with Reliant qualified as a change in control. The Senior Notes are not guaranteed by any of Orion Power Holdings' subsidiaries. The senior notes indenture contains covenants restricting our ability to pay dividends, incur indebtedness, sell assets, transact with affiliates, enter into sale and leaseback transactions, place liens on our property or change our line of business.

     Pursuant to certain change of control provisions, Orion Power Holdings commenced an offer to repurchase the $400 million 12% senior notes on March 21, 2002. The offer to repurchase expires on April 18, 2002 and payment to holders accepting the offer will be made on April 19, 2002. Orion Power Holdings does not expect any note holders will accept the offer and that it will not repurchase any of the $400 million 12% senior notes. To the extent that Orion Power Holdings does not have sufficient cash with which to make such repurchase, it is anticipated that Reliant Resources will make such repurchase with its own cash.

     The $75 million revolving senior credit facility matures in December 2002. Amounts outstanding under the facility bear interest at a floating rate. The facility is unsecured and ranks pari passu with all of Orion Power Holdings' senior debt. As of December 31, 2001, there were no outstanding amounts borrowed under this facility and $69.9 million in letters of credit were outstanding:
$46.0 million related to Liberty with the remaining $23.9 million for the Atlantic project. This credit facility contains various business covenants. Such covenants include, among others, restrictions on dividends, additional indebtedness and indebtedness of subsidiaries, liens, investments, capital expenditures and prepayment/redemption of debt. The facility also includes a requirement that we maintain a consolidated leverage ratio of less than 5.0 to
1.0 (after April 1, 2002), a consolidated interest coverage ratio of 1.75 to 1.0, a minimum consolidated tangible net worth of $700,000,00, and a borrower debt service coverage ratio of 1.4 to 1.0. The failure of Orion Power Holdings to meet any of these financial covenants for two consecutive fiscal quarters constitutes an event of default, which could lead to the requirement to pay any outstanding borrowings prior to maturity and to cash collateralize outstanding letters of credit. Orion Power Holdings did not meet the borrower debt service coverage ratio for the quarter ended March 31, 2002; if Orion Power Holdings needs to seek a waiver or amendment of this covenant because it has not been met for the quarter ended June 30, 2002, there is no assurance that Orion Power Holdings will be able to obtain such a waiver or amendment from its lenders.

     The Liberty Electric Power, LLC (Liberty Electric) credit facility was assumed by us in connection with our acquisition of Columbia Electric Corporation in December of 2000. The credit facility provides for up to approximately $334 million of borrowings under multiple tranches. With the exception of $41 million, which is supported by a letter of credit issued under Orion Power Holdings credit facility described above, the credit facility is recourse only to the assets and cash flows of Liberty Electric and is non-recourse to Orion Power Holdings. As of December 31, 2001, $282.8 million was outstanding under the facility. The credit facility is available only to Liberty Electric and not for Orion Power Holdings' operations. This credit facility contains various business covenants that are typical for limited or non-recourse project financings. Such covenants include, among others, restrictions on distributions, capital expenditures, additional indebtedness, liens and investments, as well as requirements regarding insurance, approval of operating budgets, fuel and power marketing plans and commercial contracts.

     The equity bridge loan matures on the earlier of October 1, 2002, or a date on which the conditions precedent to conversion to a term loan are met. The debt service reserve letter of credit becomes available for use when the conditions precedent to conversion to a term loan are met and matures five years thereafter. The working capital facility becomes available for use six months prior to the scheduled conversion date and matures five years thereafter. The construction/term loan matures on the earlier of October 1, 2002, or a date on which the conditions precedent to conversion to a term loan are met and matures 10 years thereafter. The institutional term loan has a final maturity date of April 15, 2026.

     Liberty Electric Power Plant is expected to be completed in April 2002 at which time we also expect to meet the conditions precedent to permit conversion of the construction loan to a term loan. The output of this plant is contracted under a tolling agreement for a term of approximately 14 years. Under this agreement the counterparty will have the exclusive right to receive all energy, capacity and ancillary services produced by the plant. The counterparty will pay for, and be responsible for, all fuels used by the plant under the tolling agreement.

     On June 6, 2001, Orion Power Holdings issued $200 million aggregate principal amount of 4.50 percent convertible senior notes, due on June 1, 2008. The notes are convertible into shares of Orion Power Holdings' common stock at a conversion price of $34.19 per share, and are first subject to redemption at a premium by Orion Power Holdings on June 4, 2004. Upon completion of the merger with Reliant, holders of the convertible senior notes have the right to require Orion Power Holdings to repurchase some or all of the notes at a price equal to 100 percent plus accrued and unpaid interest. Concurrently with this offering, Orion Power Holdings and certain selling stockholders completed a $355.6 million common stock offering, comprised of approximately 10,400,000 shares sold by Orion Power Holdings and approximately 2.6 million shares sold by the selling stockholders at a per share price of $27.35. A portion of the proceeds from these offerings was used to repay approximately $100 million of outstanding debt held by Orion Power Holdings' subsidiaries. To the extent that Orion Power Holdings does not have sufficient cash with which to make such repurchase, it is anticipated that Reliant Resources will make such repurchase with its own cash.

     Pursuant to certain change of control provisions, Orion Power Holdings commenced an offer to repurchase the $200 million 4.5% convertible senior notes on March 1, 2002. The offer to repurchase expires on April 10, 2002 and payment to holders accepting the offer will be made on April 12, 2002. Orion Power Holdings expects all note holders will accept the offer and that it will repurchase the $200 million 4.5% convertible senior notes. To the extent that Orion Power Holdings does not have sufficient cash with which to make such repurchase, it is anticipated that Reliant Resources will make such repurchase with its own cash.

     We will require cash to meet the debt service obligations under our notes and credit facilities. Debt service obligations will fluctuate depending on variations in the interest rate and the balance on the working capital portion of the facilities. The following table summarizes the outstanding indebtedness as of December 31, 2001:

SOURCE                                                      AMOUNT      INTEREST RATE
------                                                      ------      -------------
                                                              (dollars in millions)
Orion Power New York Credit Facility.....................  $   578           5.66%
Orion Power MidWest Credit Facility......................    1,023           5.37
12% Senior Notes due 2010................................      400          12.00
4.5% Convertible Senior Notes due 2008...................      200           4.50
Orion Power Holdings Revolving Senior Credit Facility....       --            N/A
Liberty Electric Credit Facility ........................      283           6.55(a)
                                                             -----          -----

     Total...............................................  $ 2,484           6.57%(a)
                                                            ======           =====

_______________
(a) Weighted average interest rate.

     Including the outstanding debt noted above, we have the following contractual obligations for the next five years and beyond (in thousands):

                                                                   Maturity Period
Contractual Obligations                              < 1 Year  1-3 years      4-5 years    After 5 years     Total
---------------------------------------------------------------------------------------------------------------------
Debt                                               $1,614,334   $      -        $     -      $ 870,000    $2,484,334
Capital and Operating Lease Obligations                 1,796      3,611          1,927          6,099        13,433
Turbine Purchase Obligations                          200,100    364,100          5,800              -       570,000
Other Long-Term Obligations                             3,238      4,687              -          4,175        12,100
                                                 --------------------------------------------------------------------
          Total Contractual Obligations            $1,819,468   $372,398        $ 7,727      $ 880,274    $3,079,867
                                                 ====================================================================

     Debt includes the senior notes and convertible senior notes held by Orion Power Holdings as well as the three credit facilities held by the operating subsidiaries, Orion Power New York, Orion Power Midwest and Liberty Electric. We will attempt to refinance the Orion Power Holdings, Orion Power New York and Orion Power Midwest credit facilities expire in 2002. We will attempt to refinance the Orion Power Holdings, Orion Power New York and Orion Power Midwest facilities as described above and below. The capital and operating leases relate to various office space and other equipment. The turbine purchase obligations are for contracts entered into by Orion Power Holdings for new development as well as repowering projects currently under way or planned. These obligations will be funded through operating funds and debt, as necessary. The other long-term obligations relate to environmental liabilities assumed at acquisition for the New York Assets as well as the Midwest Assets. These obligations are the projected remediation costs to satisfy our environmental obligations and would be funded through operating funds.

     Additionally, Orion Power Holdings has other commercial commitments, in the form of unused lines of credits, letters of credit, and purchase obligations under its coal contracts. The following table highlights those costs and timing of obligation (in thousands):

Other Commercial           Amount of Commitment Expiration per period
Commitments              < 1 Year   1-3 years 4-5 years  After 5 years   Total
--------------------------------------------------------------------------------
Unused Lines of Credit  $115,078     $      -  $      -     $  5,000    $120,078
Letters of Credit         94,922            -         -            -      94,922
Fuel Contracts           144,742       51,765     9,118            -     205,625
                       ---------------------------------------------------------
Total Commercial
Commitments             $354,742     $ 51,765  $  9,118     $  5,000    $420,625
                       =========================================================

     The unused lines of credits are part of the existing credit facilities and expire in conjunction with each individual facility. The letters of credit are part of and expire in conjunction with the existing credit facilities. The long-term unused line of credit is part of the Liberty credit facility and becomes due five years following conversion of the construction facility to a term loan facility. The fuel contracts represent minimum purchase obligations at contracted fixed rates under the current contracts for the operating facilities.

     We, as a wholly-owned subsidiary of Reliant, will need to refinance our indebtedness under the Orion Power New York credit facility, which becomes due in December 2002, and the Orion Power MidWest credit facility, which becomes due in October 2002. We are currently exploring financing alternatives to replace and/or retire this debt. Entering into a new credit facility and issuing an additional series of notes are among the alternatives being considered.

     We, as a wholly-owned subsidiary of Reliant, review potential acquisition and development opportunities on an on-going basis. In the near future, we may seek to acquire and/or develop additional facilities, which, depending on the size and structure of these acquisitions or development projects, may require significant cash resources. We currently have not made any commitments or entered into any binding agreements with respect to any such transaction. We may incur substantial additional indebtedness to finance future acquisitions and development opportunities. This indebtedness may be incurred by us or by one or more of our subsidiaries. Any increase in the level of indebtedness will increase the amount of interest paid.

     In addition, we plan to improve the operational efficiency of our generating facilities and, in some cases, to expand our facilities on-site. This on-site expansion may come either through the construction of additional generating plants at existing sites, referred to in the industry as "brownfield" development, or through the repowering of existing plants. Our ability to expand the capacity of our facilities is subject to numerous factors, including restrictions imposed by environmental regulations. We anticipate capital expenditure upgrades of between $30 and $40 million annually for the next several years in connection with our assets. We also may incur significant additional expenditures for capital improvements following 2002 for future major maintenance projects as well as continued modernization of some of the older facilities.

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

     In order to execute our business strategy and finance our anticipated capital expenditures, we may need to incur additional debt. If we incur additional debt, we will refinance our existing indebtedness and/or incur new debt in compliance with the restrictions of our existing indebtedness or with the consent of our existing lenders. Any increase in our level of indebtedness will increase the amount of interest we must pay.

     We are restricted in our ability to incur additional indebtedness and make acquisitions and capital expenditures by the terms and conditions of our senior notes, our revolving credit facility and the credit facilities of our subsidiaries. We may incur additional indebtedness under the terms of:

     o the senior notes if the ratio of consolidated cash flow to fixed charges is at least 2.0 times, taking into account the additional indebtedness;

     o the revolving credit facility if the amount outstanding at any time does not exceed $5,000,000 and (i) the debt under the credit facility ranks senior or pari passu with such debt and (ii) such debt does not contain terms that are more restrictive than the provisions of the revolving credit facility;

     o the Orion Power New York, L.P. credit facility so long as the debt is less than $1,000,000 or, if over $1,000,000, with the consent of two-thirds of the Orion Power New York lenders;

     o the Orion Power MidWest credit facility as long as the debt is less than $5,000,000; if in excess of $5,000,000, the debt must have a maturity date of longer than 36 months and must not limit or restrict the lenders under the Orion Power MidWest credit facility in exercising their rights thereunder in any way that is more limiting or restrictive than the provisions of the senior notes.

     The Liberty Electric credit facility has no limitations on Orion Power Holdings' ability to incur additional indebtedness.

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

RISK MANAGEMENT ACTIVITIES

     Orion Power Holdings uses derivative instruments to manage exposures to interest rate and commodity price risks. Orion Power's objectives for holding derivatives are to minimize the variability in Orion Power's cash flow using the most effective methods to eliminate or reduce the impacts of these risks. Orion Power Holdings does not use derivative instruments for speculative or trading purposes.

INTEREST RATE RISK

     Orion Power's debt service payments from its credit facilities are subject to interest rate risk resulting in variability in future cash flows. Orion Power Holdings uses pay-fixed interest rate swaps to mitigate the risk of increasing interest rates for a portion of Orion Power's floating rate debt. These derivatives serve to hedge Orion Power's exposure to cash flow variability for future interest payments in the event of significant changes in interest rates.

COMMODITY PRICE RISK

     Orion Power Holdings executes both physical and financial commodity contracts to serve as economic hedges of certain commodity purchase and sale activity. These contracts serve to hedge price volatility for some aspects of its operations due to inflation, rising fuel costs, and flat or decreasing energy prices. Orion Power Holdings executes financial contracts for the forward sale of electricity, the forward purchases of natural gas and oil as well as financial tolling contracts. The forward sales of electricity are treated as cash flow hedges of the forecasted electricity sales, with the exception of one long-term contract, which is classified as no hedging designation. The fair value changes of contracts that are not designated in qualifying hedge accounting relationships are recorded in earnings in the period they occur. The net gain attributable to the change in these derivative contracts included in the operating expenses on the accompanying consolidated statements of operations was approximately $11,919,000 for the year ended December 31, 2001. Orion Power's use of derivative instruments, whether designated as an accounting hedge or not, is designed to lock in energy sale prices and the associated fuel costs to effectively create a fixed energy margin.

MARKET RISK

     Market risk is the potential loss Orion Power Holdings may incur as a result of changes in the market or fair value of a particular instrument or commodity. All financial and commodities-related instruments, including derivatives, are subject to market risk. Orion Power's exposure to market risk is determined by a number of factors, including the size, duration, composition, and diversification of positions held, the absolute and relative levels of interest rates, as well as market volatility and illiquidity. The most significant factor influencing the overall level of market risk to which Orion Power Holdings is exposed is its use of hedging techniques to mitigate such risk. Orion Power Holdings manages market risk by actively monitoring compliance with stated risk management policies as well as monitoring the effectiveness of its hedging policies and strategies. Orion Power's risk management policies limit the amount of total net exposure and rolling net exposure during stated periods. These policies, including related risk limits, are regularly assessed to ensure their appropriateness given Orion Power's objectives. Subsequent to the merger with Reliant, we will be subject to the risk management structure and policies of Reliant.

CREDIT RISK

     Orion Power Holdings is exposed to losses in the event of nonperformance by counterparties to its derivative instruments. Credit risk is measured by the loss Orion Power Holdings would record if its counterparties failed to perform pursuant to terms of their contractual obligations and the value of collateral held, if any, was not adequate to cover such losses. Orion Power Holdings has established controls to determine and monitor the creditworthiness of counterparties, as well as the quality of pledged collateral, and uses master netting agreements whenever possible to mitigate Orion Power's exposure to counterparty credit risk. Additionally, Orion Power Holdings may require counterparties to pledge additional collateral when deemed necessary.

     Concentrations of credit risk from financial instruments, including contractual commitments, exist when groups of counterparties have similar business characteristics or are engaged in like activities that would cause their ability to meet their contractual commitments to be adversely affected, in a similar manner, by changes in the economy or other market conditions. Orion Power Holdings monitors credit risk on both an individual and group counterparty basis.

ACCOUNTING CHANGE

     Effective January 1, 2001, the Orion Power Holdings adopted Statement of Financial Accounting Standard (SFAS) No. 133, (the Statement) as amended by SFAS Nos. 137 and 138. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of the changes in fair value of the derivative are recorded in Other Comprehensive Loss (OCL) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in fair value of cash flow hedges are recognized as earnings.

     The adoption of the Statement resulted in a one-time pre-tax reduction of $57.0 million ($33.3 million after taxes) to Accumulated Other Comprehensive Loss (AOCL), a component of Stockholders' Equity. The reduction to AOCL during 2001 resulted from the recognition of Orion Power Holdings' contracts meeting the definition of a derivative at fair value.

     At December 31, 2001, Orion Power Holdings had net derivative assets of approximately $25.0 million, derivative liabilities of approximately $91.7 million and AOCL of approximately $(51.1 million), after tax, related to fair values of Orion Power Holdings' derivatives. The gain on derivative instruments was approximately $11.9 million recognized in the consolidated statement of operations for the year ended December 31, 2001. The following table provides a rollforward of the derivative activities for the year ended December 31, 2001 (in thousands):

                            Electric      Oil          Gas      Financial     Coal      Interest Rate
                             Sales     Purchases    Purchases    Tolling    Contracts       Swaps          Total
                           -----------------------------------------------------------------------------------------
Transition Value  -
January 1, 2001             $ 1,707    $(1,456)      $ 2,318     $(3,001)    $     -       $(56,543)     $(56,975)
Prior year's
 contracts settled
 during 2001                 (1,216)     1,582        (2,318)      3,689           -              -         1,737
Changes in fair value of
 contracts                   22,765     (5,928)            -       1,092        (236)       (29,144)      (11,451)
                           -----------------------------------------------------------------------------------------
Fair value -
December 31, 2001           $23,256    $(5,802)      $     -     $ 1,780     $  (236)      $(85,687)     $(66,689)
                           =========================================================================================

     The financial tolling, oil purchase, and electric sales commodities mature in less than one year with the exception of one agreement, which matures in May 2004. The agreement that matures in May 2004 has no hedge designation and is marked to market through the Statement of Operations. The fair market value of that agreement at December 31, 2001, was an $11.1 million asset. All of these agreements are valued using prices provided by publicly produced industry specific indicies. The Interest Rate Swaps mature as follows:

                             Fair Value of Agreements at Period-End

                      Less than   One to Three   Four to Five   Greater than
                      One Year        Years          Years       Five Years      Total
                      ------------------------------------------------------------------
Interest Rate Swaps   $ (4,166)     $(18,982)      $(15,310)      $(47,229)    $(85,687)
                      ==================================================================

     These values are determined using actively quoted prices including LIBOR and US Treasury rates.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This standard prohibits the use of pooling-of-interests method of accounting for business combinations initiated after June 30, 2001, and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001. Orion Power does not expect that implementation of this standard will have a significant impact on its financial statements.

     Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed periodically for impairment. This standard also requires the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001, for all goodwill and other intangible assets recognized on our balance sheet at that date, regardless of when the assets were initially recognized. Orion Power does not expect that implementation of this standard will have a significant impact on its financial statements.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. Orion Power does not expect the implementation of this standard will have a significant impact on its financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes FASB Statement No. 121 but retains Statement 121's fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This standard also supersedes the accounting/reporting provisions of APB Opinion No. 30 for segments of a business to be disposed of but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This standard is effective for fiscal years beginning after December 15, 2001. Orion Power does not expect that implementation of this standard will have a significant impact on its financial statements.

     In October 2001, amended in December 2001, the Financial Accounting Standards Board (FASB) approved two interpretations issued by the Derivatives Implementation Group (DIG) that change the definitions of normal purchase and sales for certain power and commodity contracts. Certain of our derivative commodity contracts may no longer be exempt from the requirements of SFAS No.
133. We are evaluating the impact of the implementation guidance on our financial statements, and will implement this guidance, as applicable, on a prospective basis.

RELATED-PARTY TRANSACTIONS

     We do not rely on significant related party transactions in our operations. During 2001, we were involved in several contracts with current or former owners related to the operations of certain of our facilities. Additionally, we had several notes receivable from officers which were outstanding at December 31, 2001. The notes were required to purchase shares of Orion Power's common stock under their employment agreements. This balance was paid off at the completion of the merger with Reliant on February 19, 2002. Please refer to footnote 6 of our Consolidated Financial Statements for a more detailed discussion of each of our related party transactions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We attempt to hedge some aspects of our operations against the effects of fluctuations in inflation, interest rates, and commodity prices. (See Risk Management Activities Section above and footnote 12 of the Orion Power Holdings Consolidated Financial Statements for further discussions on derivatives, market and credit risks). Because of the complexity and potential cost of hedging strategies and the diverse nature of our operations, our results, although hedged, will likely be affected by fluctuations in these variables and these fluctuations may result in material improvement or deterioration of operating results. Results would generally improve with lower interest rates and fuel costs, and with higher prices for energy, capacity, and ancillary services, except where we are subject to fixed price agreements such as the provider of last resort contract. Our operating results are also sensitive to the difference between inflation and interest rates, and would generally improve when increases in inflation are higher than increases in interest rates. We do not use derivative instruments for speculative or trading purposes.

     As of December 31, 2001, we were party to four interest rate swap agreements designed to fix the variable rate of interest on $350 million of the credit facility of Orion Power New York, L.P. The weighted average fixed rate of interest for the related swap agreements are approximately 7.0%. In addition, we were party to four interest rate swap agreements designed to fix the variable rate of interest on $600 million of the credit facility of Orion Power MidWest, L.P. The weighted average fixed rate of interest for the related swap agreement is approximately 7.4%. As of December 31, 2001, if we sustained a 100 basis point change in interest rates for all variable rate debt, the change would have affected net pretax income by $7.7 million over a twelve month period.

     As of December 31, 2001, we had entered into forward sale agreements to sell power for a fixed price. We hedge these forward energy sales with fixed price fuel purchases to lock in a net margin. We sold forward a total of 828,800 total megawatt hours during 2001, which locked in a net margin of $30.0 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Omitted in reliance upon General Instruction I.1(a) and (b) of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     Omitted in reliance upon General Instruction I.1(a) and (b) of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Omitted in reliance upon General Instruction I.1(a) and (b) of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Omitted in reliance upon General Instruction I.1(a) and (b) of Form 10-K.

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

     3.   Exhibits: See "Exhibit Index."

(b) A Current Report on Form 8-K was filed by us on each of December 14 and 26, 2001, pursuant to Item 2 relating to our merger with Reliant Resources, Inc.

                           ORION POWER HOLDINGS, INC.
                         INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of Orion Power Holdings, Inc.:

Report of Independent Public Accountants.....................................F-2

Consolidated Balance Sheets as of December 31, 2000 and 2001.................F-3

Consolidated Statements of Operations for the Years Ended
December 31, 1999, 2000 and 2001.............................................F-5

Consolidated Statements of Changes in Stockholders' Equity for
the Years Ended December 31, 1999, 2000 and 2001.............................F-6

Consolidated Statements of Cash Flows for the Period for the
Years Ended December 31, 1999, 2000 and 2001.................................F-7

Notes to Consolidated Financial Statements as of December 31,
1999, 2000 and 2001..........................................................F-8



Condensed Financial Statements of Orion Power Holdings, Inc.:

Report of Independent Public Accounts ......................................F-31

Condensed Balance Sheets as of December 31, 2000 and 2001...................F-32

Condensed Statements of Income for the Years Ended
December 31, 1999, 2000 and 2001............................................F-33

Condensed Statements of Cash Flows for the Years Ended
December 31, 1999, 2000 and 2001............................................F-34

Notes to Condensed Financial Statements as of December 31,
2000 and 2001...............................................................F-35

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Orion Power Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Orion Power Holdings, Inc. (a Delaware corporation) and subsidiaries (Orion Power) as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of Orion Power's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orion Power Holdings, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the financial statements, effective January 1, 2001, Orion Power changed its method of accounting for derivative financial instruments.

/s/ Arthur Andersen LLP

Vienna, Virginia
February 19, 2002

                   ORION POWER HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                  DECEMBER 31,    DECEMBER 31,
                                                      2000            2001
                                                  ------------    ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                       $    135,834    $    183,719
  Restricted cash                                      283,426         336,714
  Accounts receivable, net of allowance
    for bad debts of $1,458 and $1,631
    at December 31, 2000 and December 31,
    2001, respectively                                 154,777         134,113
  Inventories and supplies                              44,881          58,969
  Deferred income tax asset                             14,920           3,754
  Derivative assets                                          -          13,472
  Prepaid expenses and other current assets             28,307          22,544
                                                  ------------    ------------
Total current assets                                   662,145         753,285

PROPERTY AND EQUIPMENT, NET                          3,083,546       3,350,893

OTHER NONCURRENT ASSETS:
  Prepaid expenses and other noncurrent assets          12,134           7,089
  Derivative assets                                          -          11,563
  Identifiable purchased intangibles, net of
    accumulated amortization of $4,998 and
    $10,203 at December 31, 2000 and December
    31, 2001, respectively                              70,786          65,734
  Goodwill, net of accumulated amortization
    of $0 and $857 at December 31, 2000 and
    December 31, 2001, respectively                          -         101,972
  Deferred financing costs, net of accumulated
    amortization of $13,587 and $30,084 at
    December 31, 2000 and December 31, 2001,
    respectively                                        41,579          37,762
                                                  ------------    ------------
Total other noncurrent assets                          124,499         224,120
                                                  ------------    ------------

Total assets                                      $  3,870,190    $  4,328,298
                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $    111,338    $     76,336
  Accrued expenses                                      56,373          26,432
  Accrued interest                                      18,641          17,276
  Deferred revenue                                       1,836           1,875
  Current portion of long-term debt                        261       1,614,334
  Derivative liabilities                                     -           3,090
                                                  ------------    ------------
Total current liabilities                              188,449       1,739,343

Long-term debt                                       2,367,637         870,000
Deferred income tax liabilities                          8,931           1,204
Derivative liabilities                                       -          88,634
Other long-term liabilities                             50,391          47,487
                                                  ------------    ------------
Total liabilities                                    2,615,408       2,746,668
                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 200,000,000
    shares authorized; 93,095,926 and
    103,648,909 shares issued and outstanding
    at December 31, 2000 and December 31, 2001,
    respectively                                           931           1,037
  Additional paid-in capital                         1,230,467       1,503,891
  Deferred compensation                                 (3,359)         (1,763)
  Notes receivable from officers                        (5,916)         (3,736)
  Accumulated other comprehensive loss                       -         (51,061)
   Retained earnings                                    32,659         133,262
                                                  ------------    ------------
Total stockholders' equity                           1,254,782       1,581,630
                                                  ------------    ------------

Total liabilities and stockholders' equity        $  3,870,190    $  4,328,298
                                                  ============    ============

The accompanying notes are an integral part of these consolidated balance sheets

                   ORION POWER HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              1999        2000        2001
                                           ----------  ----------  ----------
                                           $  134,074  $  957,569  $1,178,380
OPERATING REVENUES

OPERATING EXPENSES:
Fuel                                           20,463     437,763     470,433
Gain on derivative instruments                      -           -     (11,919)
Operations and maintenance                     22,732      97,607     129,413
General and administrative                     16,755      37,082      58,315
Taxes other than income taxes                  20,785      60,751      57,388
Depreciation and amortization                  18,938     103,196     137,932
Cost on buyout of operations and
  maintenance contracts with related party          -      19,000           -
                                           ----------  ----------  ----------
Total operating expenses                       99,673     755,399     841,562

OPERATING INCOME                               34,401     202,170     336,818

INTEREST INCOME                                 1,824      15,281      21,529

INTEREST EXPENSE                              (25,767)   (168,670)   (202,825)
                                           ----------  ----------  ----------

INCOME BEFORE PROVISION FOR INCOME TAX         10,458      48,781     155,522

INCOME TAX PROVISION                            4,796      20,242      54,919
                                           ----------  ----------  ----------

NET INCOME                                 $    5,662  $   28,539  $  100,603
                                           ==========  ==========  ==========

Earnings per average common share:
  Basic                                    $     0.39  $     0.46  $     1.02
                                           ==========  ==========  ==========
  Diluted                                  $     0.38  $     0.44  $     0.97
                                           ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                   ORION POWER HOLDINGS, INC. AND SUBSIDIARIES
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                          Notes     Accumulated
                                                Additional              Receivable     Other
                                 Common Stock    Paid-In     Deferred      From    Comprehensive  Retained             Comprehensive
                               Shares    Amount  Capital   Compensation  Officers       Loss      Earnings    Total       Income
                            ------------ ------ ---------- ------------ ---------- ------------- ---------- ---------- -------------
Balance, December 31, 1998  $  1,864,542 $   19 $   18,626 $         -  $     (35) $          -  $  (1,542) $  17,068
  Sale of common stock,
    net of fees               34,298,087    343    382,623           -       (636)            -          -    382,330
  Distribution to
    stockholders                       -      -     (9,750)          -          -             -          -     (9,750)
  Deferred compensation
    pursuant to issuance
    of stock options                   -      -      1,917      (1,917)         -             -          -          -
  Amortization of deferred
    compensation                       -      -          -         106          -             -          -        106
  OTHER COMPREHENSIVE
    INCOME (LOSS)
    Net income                         -      -          -           -          -             -      5,662      5,662  $      5,662
                                                                                                                       ------------
  COMPREHENSIVE INCOME                                                                                                 $      5,662
                            -------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999    36,162,629    362    393,416      (1,811)      (671)            -      4,120    395,416
  Sale of common stock,
    net of fees               56,933,297    569    851,250           -     (5,001)            -          -    846,818
  Distribution to
    stockholders                       -      -    (17,050)          -          -             -          -    (17,050)
  Deferred compensation
    pursuant to issuance
    of stock options                   -      -      2,851      (2,851)         -             -          -          -
  Amortization of deferred
    compensation                       -      -          -       1,303          -             -          -      1,303
  Change in notes receivable           -      -          -           -       (244)            -          -       (244)
  OTHER COMPREHENSIVE
  INCOME (LOSS)
    Net Income                         -      -          -           -          -             -     28,539     28,539  $     28,539
                                                                                                                       ------------
  COMPREHENSIVE INCOME                                                                                                 $     28,539
                            -------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000    93,095,926    931  1,230,467      (3,359)    (5,916)            -     32,659  1,254,782
  Sale of common stock,
    net of fees               10,552,983    106    272,497           -          -             -          -    272,603
  Change in notes receivable           -      -          -           -      2,180             -          -      2,180
  Amortization of deferred
    compensation                       -      -          -       1,596          -             -          -      1,596
  Tax benefit from exercise
    of stock options                   -      -        927           -          -             -          -        927
  OTHER COMPREHENSIVE
  INCOME (LOSS), NET OF TAX
    Cumulative effect of
      adoption of SFAS
      No. 133                          -      -          -           -          -       (33,330)         -    (33,330)      (33,330)
    Net loss from current
      period hedging
      transactions                     -      -          -                      -       (17,731)         -    (17,731)      (17,731)
    Net income                         -      -          -           -          -             -    100,603    100,603       100,603
                                                                                                                       ------------
  COMPREHENSIVE INCOME                                                                                                 $     49,542
                            -------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001  $103,648,909 $1,037 $1,503,891 $    (1,763) $  (3,736) $    (51,061) $ 133,262 $1,581,630
                            =========================================================================================
  The accompanying notes are an integral part of these consolidated financial statements.


                   ORION POWER HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001
                                 (IN THOUSANDS)

                                                          1999           2000           2001
                                                      -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                            $     5,662    $    28,539    $   100,603

Adjustments to reconcile net income to net cash
provided by (used in) operating activities
  Deferred income taxes                                     3,017         (8,000)        30,986
  Deferred compensation                                       106          1,303          1,596
  Tax benefit from exercise of options                          -              -            927
  Gain on derivative financial instruments                      -              -        (11,919)
  Interest income on officers note receivable                 (21)          (244)          (318)
  Cost of buyout of operations and maintenance
    contracts with related party                                -         18,900              -
  Depreciation and amortization                            21,116        114,496        154,429
  Change in assets and liabilities:
    Restricted cash                                       (30,243)      (169,268)       (53,288)
    Accounts receivable                                   (37,249)      (117,506)        20,664
    Inventories and supplies                               (4,182)         7,930        (14,088)
    Prepaid expenses and other current assets               6,004        (13,928)         5,763
    Prepaid expenses and other noncurrent assets            3,164         (2,147)         5,045
    Accounts payable                                       23,166         83,286        (35,002)
    Accrued expenses                                       14,185         36,260        (29,941)
    Other long-term liabilities                               397          3,629         (2,904)
    Deferred revenue                                        1,794             42             39
    Accrued interest                                        3,540         13,952         (1,365)
                                                      -----------    -----------    -----------
  Net cash provided by (used in) operating activities      10,456         (2,756)       171,227
                                                      -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, equipment and related
    assets in acquisitions                             (1,024,332)    (1,975,252)       (26,336)
  Purchase of property and equipment in operations        (22,835)      (137,881)      (475,863)
                                                      -----------    -----------    -----------
  Net cash used in investing activities                (1,047,167)    (2,113,133)      (502,199)
                                                      -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock, net                           382,330        756,832        272,603
  Distributions to stockholders                            (9,750)       (17,050)             -
  Payments from officers' notes receivable                      -              -          2,498
  Proceeds from debt                                      720,000      1,629,537        448,400
  Payments on debt                                         (4,000)      (109,333)      (331,964)
  Funding of reserve accounts established with
    Credit Agreement (restricted cash)                    (26,000)       (55,000)
  Payments on deferred financing fees                     (17,941)       (31,812)       (12,680)
  Proceeds from notes payable to shareholders             110,539              -              -
  Payments on notes payable to shareholders               (41,188)             -              -
  Payment on note payable                                    (333)             -              -
                                                      -----------    -----------    -----------
  Net cash provided by financing activities             1,113,657      2,173,174        378,857
                                                      -----------    -----------    -----------
  NET CHANGE IN CASH AND CASH EQUIVALENTS                  76,946         57,285         47,885

  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            1,603         78,549        135,834
                                                      -----------    -----------    -----------
  CASH AND CASH EQUIVALENTS, ENDING OF PERIOD         $    78,549    $   135,834    $   183,719
                                                      ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for:
    Interest                                          $    20,070    $   144,436    $   188,930
                                                      ===========    ===========    ===========
    Income taxes                                      $       640    $    25,111    $    55,632
                                                      ===========    ===========    ===========
  Noncash disclosure:
    Notes receivable from officers                    $       615    $     5,001    $         -
                                                      ===========    ===========    ===========
    Other long-term liabilities assumed
      in acquisition                                  $    21,990    $    24,375    $         -
                                                      ===========    ===========    ===========
    Conversion of note payable to equity              $         -    $    71,086    $         -
                                                      ===========    ===========    ===========
    Debt assumed at acquisition                       $         -    $   131,100    $         -
                                                      ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 2001

1.   ORGANIZATION

Orion Power Holdings, Inc. (Orion Power or the Company) and subsidiaries, a Delaware corporation, is engaged in the business of acquiring, developing, owning and managing electric power generating facilities in North America. Orion Power was incorporated on March 10, 1998, by Constellation Power Source, Inc.
(CPS), a Delaware corporation and an affiliate of Baltimore Gas and Electric Company (BG&E), and GS Capital Partners II, L.P. along with certain other affiliated private investment funds managed by Goldman, Sachs & Co. (collectively GSCP). On November 5, 1999, certain affiliates of Mitsubishi Corporation (Mitsubishi) and Tokyo Electric Power Company International B.V. (TEPCO) became stockholders of Orion Power. In December 1999, CPS transferred its interest in Orion Power to an affiliate - Constellation Enterprises, Inc. (Constellation). In December 2001, Constellation transferred its interest in Orion Power to two of its affiliates - Constellation Holdings, Inc. and Constellation Real Estate, Inc.

On February 19, 2002, Orion Power was acquired by merger by a wholly owned subsidiary of Reliant Resources, Inc. (Reliant Resources). As a result, Orion Power became a wholly owned subsidiary of Reliant Resources, which files reports with the Securities and Exchange Commission.

There are significant risks associated with the Company's business, including possible changes in federal and state government regulations, possible increased environmental regulations and changing market structures. As the impact of the deregulation of the energy industry evolves in areas in which Orion Power operates, certain changes may adversely impact the Company's operations. However, since Orion Power operates in several markets (see Note 3) and has certain long-term contracts in place, management does not believe that such changes would have an immediate adverse impact on operations.

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

The purchase prices of the acquisitions (see Note 3) were allocated to the acquired assets, including identifiable intangible assets, goodwill and assumed liabilities. Property and equipment, goodwill, and intangible assets were recorded based on the advice of independent valuation experts. Certain assets and liabilities have been recorded based on estimates and are subject to adjustment based upon receipt of final information or resolution of uncertainties. As of December 31, 2000, Orion Power has reallocated certain identifiable intangible assets to generation assets based on the advice of independent valuation experts.

CASH AND CASH EQUIVALENTS

Orion Power considers all investments with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH

Restricted cash includes cash, which is restricted under the terms of certain wholly owned subsidiaries' credit and operating agreements. Restricted cash includes amounts restricted for major maintenance, debt service, and operations and maintenance costs (see Note 5).

INVENTORIES AND SUPPLIES

Inventories and supplies are valued at the lower of cost or market using the weighted average cost method. Inventories and supplies are comprised of the following as of December 31, 2000 and 2001 (in thousands):

                                                  2000                2001
                                                  ----                ----

Fuel                                        $    17,439           $   31,029
Supplies                                         27,442               27,940
                                                 ------               ------
                                            $    44,881           $   58,969
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

As of December 31, 2000 and 2001, the components of property and equipment, net are as follows (in thousands):

                                         2000           2001      Useful Lives
                                     ------------   ------------  ------------
Structures and improvements          $   637,650    $   643,895      15-40
Production assets                      1,640,693      1,969,587      10-30
Accessories and other equipment          458,152        401,041       3-30
                                     -----------    ------------
                                       2,736,495      3,014,523
Less:  accumulated depreciation         (116,861)      (247,543)
                                     -----------    ------------
                                       2,619,634      2,766,980
Land                                      66,610         70,636
Construction in progress                 397,302        513,277
                                     -----------    ------------

Property and equipment, net          $ 3,083,546    $ 3,350,893
                                     ===========    ============

Depreciation expense for the years ended December 31, 1999, 2000 and 2001 was (in thousands) $18,081, $99,026 and $131,870, respectively.

Repairs and maintenance costs are expensed as incurred.

Construction in progress is attributable to projects under development during 2001. Orion Power capitalizes interest on projects during the development and construction period. There was (in thousands) $3,885 and $23,796 of capitalized interest as of December 31, 2000 and 2001, respectively.

PROJECT DEVELOPMENT COSTS

Project development costs represent amounts incurred for professional services, direct salaries, permits, options on real property and other direct incremental costs related to the development of new property and equipment, principally electric generating facilities. These costs are expensed as incurred until development reaches a stage when it is probable that the project will be completed. A project is considered probable of completion upon meeting one or more milestones, which may include a power sales contract or securing construction or operating permits, among others. Project development costs that are incurred after a project is considered probable of completion but prior to starting physical construction are capitalized. Project development costs are included in construction in progress when physical construction begins. Orion Power periodically assesses project development costs for impairment. Project development costs are included in prepaid expenses and other noncurrent assets in the accompanying consolidated balance sheets.

GOODWILL AND IDENTIFIABLE PURCHASED INTANGIBLES

Goodwill represents the excess of cost over identifiable net assets acquired in a business acquisition. Historically, goodwill was amortized over 30 years.

Identifiable purchased intangibles include certain Federal Energy Regulatory Commission (FERC) licenses for its hydroelectric plants. These items are recorded based on an estimated fair value determined from an independent expert valuation and amortized on a straight-line basis over the life of the related license, ranging from 8 to 40 years.

The balance in goodwill and identifiable purchased intangibles as of December 31, 2000 and 2001, included the following (in thousands):

                                                2000               2001
                                            ------------       ------------
Goodwill (Note 3)                           $         --       $    102,829
FERC licenses                                     60,348             60,348
POLR contract (Note 3)                            14,288             14,288
Other                                              1,148              1,301
Accumulated amortization                          (4,998)           (11,060)
                                            ------------       ------------
Total                                       $     70,786       $    167,706
                                            ============       ============

Amortization expense related to goodwill and identifiable purchased intangibles for the years ended December 31, 1999, 2000 and 2001, was (in thousands) $857, $4,170 and $6,062, respectively.

DEFERRED FINANCING COSTS

Financing costs, consisting primarily of the costs incurred to obtain debt financing, are deferred and amortized using the effective interest method, over the term of the related permanent financing. Amortization expense is included in interest expense on the accompanying statements of operations.

DERIVATIVE INSTRUMENTS

Derivative instruments (Derivatives) are contracts which typically derive value from changes in interest rates, foreign exchange rates, credit spreads, prices of securities or financial or commodity indices. The timing of cash receipts and payments for derivatives is generally determined by contractual agreement. Derivatives can be either standardized contracts that are traded on an organized exchange or privately negotiated contracts. Futures contracts are examples of standard exchange-traded derivatives. Privately negotiated derivative contracts include forwards, interest rate swaps and certain option contracts. The Company enters into interest rate swap agreements and commodity forward contracts as an end user for purposes other than trading. Derivatives used for purposes other than trading serve to economically hedge variable cash flows on floating rate debt and hedging the purchase and sale price of various commodities.

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

The Company accounts for its derivative instruments at fair value as assets or liabilities. All derivatives held by the Company either qualify as cash flow hedges or are accounted for with no hedging designation. To qualify for cash flow hedge accounting, the hedge relationship must be formally designated and documented at inception and be anticipated to be highly effective. If the requirements for hedge accounting are not met, the Company classifies the derivative as no hedging designation, accounting for derivative fair value changes currently through the statement of operations.

The Company reports interest rate swaps at fair value with changes in the swap fair value reported in either other comprehensive loss (OCL) or earnings as determined by whether the contract is designated in a qualifying hedge relationship. For interest rate swaps qualifying for hedge accounting, the effective portion of the gains/losses on the interest rate swaps are reported as a component of OCL. Deferred gains and losses from effective hedge relationships will be reclassified into earnings as adjustments to interest expense over the life of the forecasted variable interest payments being hedged. If the swap does not qualify for hedge accounting, any change in fair value is reported currently in earnings.

The Company accounts for financial contracts for the forward purchase and sale of various commodities as derivatives at fair value. The classification for reporting the change in fair values depends on whether the contract qualifies for hedge accounting. For those contracts that qualify for hedge accounting, the effective portion of the derivative fair value change for those contracts are reported as a component of OCL. Gains/losses on the commodity forward contracts are reclassified from OCL to earnings in the same period(s) that the hedged forecasted transactions involving the commodity impacts earnings. For those commodity contracts to which hedge accounting is not applied, the Company reports any change in fair value currently in earnings.

The Company also has certain commodity purchase contracts for the physical delivery of goods in quantities expected to be used in the normal course of business. These contracts meet the definition of a derivative, however, they are considered to be exempt from the requirement to record the contract on the financial statements under the normal purchases and sales exception, and thus are not reflected on the balance sheet at fair value.

In October 2001, amended in December 2001, the Financial Accounting Standards Board (FASB) approved two interpretations issued by the Derivatives Implementation Group (DIG) that change the definitions of normal purchase and sales for certain power and commodity contracts. Certain of our derivative commodity contracts may no longer be exempt from the requirements of SFAS No.
133. We are evaluating the impact of the implementation guidance on our financial statements, and will implement this guidance, as applicable, on a prospective basis.

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

CUSTOMER CONCENTRATION

For the year ended December 31, 1999, revenues recognized on contracts with Niagara Mohawk Power Corporation (Niagara Mohawk), Consolidated Edison Company of New York, Inc. (Consolidated Edison) and the New York Independent System Operator (NY-ISO) were approximately $30,961,000, $72,481,000, and $22,237,000, representing approximately 23, 54 and 17 percent of total operating revenue, respectively.

For the year ended December 31, 2000, revenues recognized on contracts with Niagara Mohawk, the NY-ISO and Duquesne Light Company were approximately $92,376,000, $413,157,000, and $283,389,000, representing approximately 10, 43 and 30 percent of total operating revenue, respectively.

Accounts receivable from the NY-ISO and Duquesne Light Company as of December 31, 2000, were approximately $64,236,000, and $65,434,000, representing approximately 42 and 42 percent of the total accounts receivable balance, respectively.

For the year ended December 31, 2001, revenues recognized on contracts with the NY-ISO and Duquesne Light Company were approximately $567,111,000, and $405,815,000, representing approximately 48 and 34 percent of total operating revenue, respectively.

Accounts receivable from the NY-ISO and Duquesne Light Company as of December 31, 2001, were approximately $38,782,000 and $68,090,000, representing 29 and 51 percent of the total accounts receivable balance, respectively.

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

EARNINGS PER SHARE

Basic net income per share is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted net income per share data is computed using the weighted-average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are antidilutive.

COMPREHENSIVE INCOME

The Company's comprehensive income consists of net income and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company's other comprehensive loss consists principally of gains and losses on derivative instruments that qualify for cash flow hedge treatment.

ACCOUNTING CHANGE

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, (the Statement) as amended by SFAS Nos. 137 and 138. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of the changes in fair value of the derivative are recorded in OCL and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in fair value of cash flow hedges are recognized as earnings.

The adoption of the Statement resulted in a one-time pre-tax reduction of approximately $57,000,000 ($33,330,000 after taxes) to OCL, a component of Stockholders' Equity. The reduction to OCL resulted from the recognition of the Company's contracts meeting the definition of a derivative at fair value.

At December 31, 2001, the Company had net derivative assets of approximately $25,000,000, derivative liabilities of approximately $92,000,000 and OCL of approximately $(51,000,000), after tax, related to fair values of the Company's derivatives.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This standard prohibits the use of pooling-of-interests method of accounting for business combinations initiated after June 30, 2001, and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001. The Company does not expect that implementation of this standard will have a significant impact on its financial statements.

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed periodically for impairment. This standard also requires the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001, for all goodwill and other intangibles assets recognized on our balance sheet at that date, regardless of when the assets were initially recognized. The Company does not expect that implementation of this standard will have a significant impact on its financial statements.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. The Company does not expect the implementation of this standard will have a significant impact on its financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes FASB Statement No. 121 but retains Statement 121's fundamental provisions for
(a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This standard also supersedes the accounting/reporting provisions of APB Opinion No. 30 for segments of a business to be disposed of but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This standard is effective for fiscal years beginning after December 15, 2001. The Company does not expect that implementation of this standard will have a significant impact on its financial statements.

RECLASSIFICATIONS

Certain 2000 balances have been reclassified to conform with the current year financial statement presentation.

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

In connection with this acquisition, Erie Blvd. entered into a Transition Power Purchase Agreement (the Erie Sales Agreement) with Niagara Mohawk from the closing date through September 30, 2001. Under the terms of the Erie Sales Agreement, Erie Blvd. produced and delivered tiered amounts of electric energy to Niagara Mohawk. As consideration, Erie Blvd. received capacity payments and energy revenue based on the amount of electric energy produced and sold to Niagara Mohawk. If Erie Blvd. had failed to produce contractual minimum levels of electric energy, it would have been required to pay a penalty based on formulas set forth in the Erie Sales Agreement. In the third quarter of 1999, Erie Blvd. failed to meet the minimum threshold under this contract due to a drought. This resulted in additional costs to meet the obligation of approximately $1,700,000 for the year, which are recorded in fuel expense in 1999 in the accompanying financial statements. As part of the independent valuation performed of the acquisition of the Hydro Assets, the third party considered these agreements with Niagara Mohawk and determined that such agreements were at market value. Therefore, no asset or liability related to the Erie Sales Agreements has been recognized by Orion Power.

In March 2001, Orion Power entered into a new three-year power supply agreement with Niagara Mohawk. Niagara Mohawk will pay for capacity and energy at fixed rates for all 650 megawatts of the Hydro Assets. The agreement commenced in October 2001, upon expiration of the previous power supply agreement with Niagara Mohawk.

CONSOLIDATED EDISON. On August 20, 1999, Orion Power, through its wholly owned subsidiary Astoria Generating Company, L.P. ("Astoria"), purchased certain generating assets located in New York City and assumed certain liabilities (see Notes 7 and 8) from Consolidated Edison, for approximately $550,000,000 in cash including acquisition costs of approximately $2,100,000. The Astoria facilities consist of four gas-or oil-fired plants with a capacity of 2,030 MW (the New York City Assets).

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

2000 ACQUISITIONS

CONSTELLATION OPERATING SERVICES, INC.. On April 26, 2000, Orion Power purchased all of the outstanding stock of the three subsidiaries of Constellation Operating Services, Inc. ("COSI"), which pursuant to certain operation and maintenance service agreements operated all of Orion Power's assets. Orion Power also acquired another subsidiary that was established to perform operations and maintenance services for the Midwest Assets following the completion of the acquisition. COSI is a wholly owned subsidiary of Constellation Energy, Inc. The purchase price was approximately $19,000,000 payable at the time of the acquisition by issuing COSI 1,219,355 shares of Orion Power common stock valued at $15.50 per share plus $100,000 cash. Orion Power has accounted for this transaction as the settlement of the operation and maintenance contracts with COSI. The entire cost of the transaction was charged to expense.

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

DUQUESNE LIGHT COMPANY. On April 28, 2000, Orion Power, through its wholly owned subsidiary Orion Power MidWest, L.P. (Orion Power MidWest) purchased seven power plants located in Ohio and Pennsylvania (the Midwest Assets) with a generating capacity of 2,861 MW from Duquesne Light Company (Duquesne). The net purchase price for the assets was approximately $1,764,000,000 in cash including approximately $17,000,000 in acquisition costs. In association with this acquisition, Orion Power MidWest assumed certain liabilities related to employee benefits and environmental remediation (See Notes 7 and 8).

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

COLUMBIA ELECTRIC CORPORATION. On December 11, 2000, Orion Power, through its wholly owned subsidiary Orion Power Development, L.P. (Orion Power Development), acquired all the outstanding stock of Columbia Electric Corporation for approximately $209,000,000 in cash, including approximately $1,300,000 in acquisition costs. In connection with this acquisition, Orion Power agreed to assume a $334,000,000 credit facility, of which approximately $131,100,000 was outstanding at the date of the acquisition. Orion Power Development also assumed from Columbia Energy Group, former parent of Columbia Electric Corporation, construction contract and tolling agreement guarantees of approximately $5,000,000 as well as equity investment obligations of approximately $41,000,000. The facilities acquired were under various stages of development, and Columbia Electric Corporation planned to have total capacity of approximately 3,220 MW. One facility began operations in June 2001, and another is scheduled to start in the second quarter of 2002. The remaining facilities have been postponed due to capital market and economic considerations, as well as supply and demand balance in their respective markets.

The acquisition was recorded under the purchase method of accounting. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition. The final allocation of the purchase price is as follows (in thousands):

     Current assets                                        $     2,906
     Property and equipment                                    233,457
     Noncurrent assets                                          12,127
     Goodwill                                                  102,829
     Debt and other liabilities assumed                       (142,319)
                                                           -----------
                                                           $   209,000
                                                           ===========

2001 ACQUISITIONS

COMPETITIVE POWER VENTURES - ATLANTIC. In October 2001, the Company purchased one combined-cycle power project located in Florida from Competitive Power Ventures Holdings, LLC, a subsidiary of Competitive Power Ventures, Inc., for approximately $26,336,000 in cash (Atlantic Project). This is a 250 MW project located near Palm Beach with substantial expansion capability. However, at this time, the Company has decided to postpone the 250 MW Atlantic Project because of capital market and economic considerations. With improved capital market conditions and the required approvals from Florida authorities on a newly configured 500 MW design, the Company would proceed with construction in the future.

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

     Current assets                                        $     5,018
     Property and equipment                                     21,318
                                                           -----------
                                                           $    26,336
                                                           ===========

4.   FUEL CONTRACTS

Orion Power has entered into various fuel contracts for oil and coal to operate its generating assets. These contracts expire at various dates through September 30, 2005. The contracts generally require the supplier to have certain quantities of fuel available but do not require a minimum purchase by Orion Power, except for certain coal contracts. Prices are set at current market indices based on the type of fuel, time of year and advance notice from Orion Power to the supplier.

5.   DEBT

CREDIT AGREEMENTS

NEW YORK CREDIT AGREEMENT. On July 30, 1999, Orion Power New York, LP (Orion
NY), a wholly owned subsidiary of Orion Power, entered into a $730,000,000 secured credit agreement. The banks agreed to provide an acquisition facility in an amount of up to $700,000,000 (the Acquisition Loans), and a revolving working capital facility in an amount of up to $30,000,000 (the Working Capital Facility) (collectively, the New York Credit Agreement). The New York Credit Agreement matures on December 31, 2002, for all indebtedness. The net proceeds under the New York Credit Agreement were used to finance the Hydro Assets and New York City Assets acquisitions.

The borrowings under each facility bear interest at a floating rate. At Orion Power NY's option, the interest rate will be determined as either the Base Rate as defined or LIBOR plus an applicable margin. The rate as of December 31, 2000 and 2001, was 8.097 percent and 5.661 percent, respectively. The Acquisition Loans and Working Capital Facility are secured by substantially all of the assets of Orion NY.

As of December 31, 2000 and 2001, Orion NY had $650,000,000 and $578,533,700 of
the Acquisition Loans outstanding, respectively. As of December 31, 2000, and 2001, Orion NY had no amounts outstanding under the Working Capital Facility. Under the Working Capital Facility, $10,000,000 is used to provide a letter of credit in favor of Consolidated Edison in conjunction with the New York City Assets acquisition.

In accordance with the New York Credit Agreement, Orion NY entered into a Deposit Account Agreement with Bank of America, N.A. Accordingly, Orion NY established 12 restricted use accounts for the disbursement of its revenues. As of December 31, 2000 and 2001, the total balance in these restricted use accounts totaled $116,478,000 and $259,432,000, respectively.

MIDWEST CREDIT AGREEMENT. On April 28, 2000, Orion Power MidWest entered into a $1,200,000,000 secured credit agreement. The banks agreed to provide acquisition loans of $1,110,000,000 (the Acquisition Loans) and a revolving working capital facility of $90,000,000 (the Working Capital Facility) (collectively, the "MidWest Credit Agreement"). In November 2001, the revolving working capital credit facility was reduced to $75,000,000. The MidWest Credit Agreement matures on October 28, 2002, for all indebtedness. The net proceeds under the MidWest Credit Agreement were used to finance the acquisition of the Midwest Assets.

As of December 31, 2000, Orion Power MidWest had $1,110,000,000 and $60,137,000 of Acquisition Loans and Working Capital Facility outstanding, respectively. As of December 31, 2001, Orion Power MidWest had $1,013,000,000 and $10,000,000 of Acquisition Loans and Working Capital Facility outstanding, respectively. Under the Working Capital Facility, Orion Power MidWest is required to provide a $10,000,000 letter of credit in favor of Duquesne as part of the POLR contract. Orion Power MidWest also maintains an additional $5,000,000 letter of credit to support various services.

The borrowings under the MidWest Credit Agreement bear interest at a floating rate. At Orion Power MidWest's option, the interest rate will be determined as either the Base Rate as defined or LIBOR plus an applicable margin. The rate as of December 31, 2000 and 2001, was 8.489 percent and 5.371 percent, respectively. The credit agreement is secured by substantially all the assets of Orion Power MidWest.

In accordance with the MidWest Credit Agreement, Orion Power MidWest entered into a Deposit Account Agreement with Bank of America, N.A. Accordingly, Orion Power MidWest established 12 restricted use accounts for the disbursement of its revenues. As of December 31, 2000 and 2001, the total balances in these restricted accounts were approximately $62,884,000 and $49,655,600, respectively.

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

Distributions to Orion Power may only be made after satisfaction of the following - (1) all operating expenses of the applicable subsidiary; (2) all debt service payments under the appropriate credit agreement; (3) 50 percent of the Excess Cash Flow, as defined, has been used to prepay each credit agreement; and (4) any other required prepayments. After satisfaction of the aforementioned items, the Credit Agreements allow Orion NY and Orion Power MidWest to pay dividends and make other distributions to Orion Power up to the limit of $100,000,000 over the life of the New York Credit Agreement and $175,000,000 over the life of the MidWest Credit Agreement. As of December 31, 2001, no dividends or distributions had been made to Orion Power by Orion Power MidWest. Orion Power NY had made $0 and $86,466,318 in distributions to Orion Power during 2000 and 2001, respectively.

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

LIBERTY CREDIT AGREEMENT. In December 2000, in connection with Orion Power's acquisition of Columbia Electric Corporation, the Company assumed a credit facility entered into by Liberty Electric Power, LLC (Liberty), a wholly-owned subsidiary of Columbia Electric Corporation. This credit facility, entered into by Liberty in July 2000, provides for the following:

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

At December 31, 2000, the interest rate was 7.81 percent on the floating rate component and 9.15 percent on the fixed rate portion. As of December 31, 2000, Orion Power Development had $73,200,000 and $74,300,000 of the floating rate and fixed rate portions of the facility outstanding, respectively. At December 31, 2001, the interest rate was 3.10 percent on the floating rate component and 9.02 percent on the fixed rate portion. As of December 31, 2001, Orion Power Development had $117,800,000 and $165,000,000 of the floating rate and fixed rate portions of the facility outstanding, respectively.

The lenders have a security interest in substantially all of the assets of Liberty and have negative pledges on other fixed assets. Liberty also pays facility fees on the working capital facility and the debt service reserve letter of credit.

The equity bridge loan matures on the earlier of October 1, 2002, or a date on which the conditions precedent to conversion to a term loan are met. The debt service reserve letter of credit becomes available for use when the conditions precedent to conversion to a term loan are met and matures five years thereafter. The working capital facility becomes available for use six months prior to the scheduled conversion date and matures five years thereafter. The construction/term loan matures on the earlier of October 1, 2002, or a date on which the conditions precedent to conversion to a term loan are met and matures 10 years thereafter. The institutional term loan has a final maturity date of April 15, 2026.

Each credit agreement, with the exception of the $41 million letter of credit issued under Orion Power Holdings in relation to the equity bridge loan of Liberty Electric, is an independent non-recourse project financing secured by the assets of the applicable borrower without recourse to any other Orion Power financing facility.

NOTES PAYABLE

In conjunction with Orion Power's acquisition of the Carr Street facility (see
Note 6), Orion Power entered into a non-interest bearing note payable with US Generating Company, LLC in the amount of $1,000,000. Payments were due annually starting November 19, 1999 through November 19, 2001. Orion Power recognized a discount (8 percent) on this note at acquisition of $141,000.

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

Upon completion of the merger with Reliant Resources, each holder of the Senior Notes had the right to require Orion Power to repurchase the notes pursuant to a change of control offer as set forth in the indenture. The indenture states that Orion Power will offer a cash payment equivalent to 101% of the aggregate principal amount of the repurchased notes plus any accrued or unpaid interest through the date of purchase. The Senior Notes are not guaranteed by any of Orion Power's subsidiaries.

REVOLVING SENIOR CREDIT FACILITY

On July 27, 2000, Orion Power entered into a $75,000,000 revolving senior credit facility. The credit facility matures in December 2002. Amounts outstanding under the facility bear interest at a floating rate. The facility is unsecured and ranks pari passu with all of Orion Power's senior debt. As of December 31, 2000, there were no outstanding amounts under this facility, while $46,000,000 had been used to post letters of credit to support obligations under the Liberty project. As of December 31, 2001, there were no outstanding amounts under this facility, while a total of $69,922,000 had been used to post letters of credit related to Liberty and the Atlantic project.

CONVERTIBLE SENIOR NOTES

On June 6, 2001, Orion Power issued a $200 million aggregate principal amount of
4.50 percent convertible senior notes, due on June 1, 2008. The notes are convertible into shares of Orion Power Holdings' common stock at a conversion price of $34.19 per share, and are first subject to redemption at a premium by Orion Power on June 4, 2004. Upon completion of the merger with Reliant Resources, holders of the convertible senior notes had the right to require Orion Power to repurchase some or all of the notes at a price equal to 100 percent plus accrued and unpaid interest. Concurrent with this offering, Orion Power Holdings and certain selling stockholders completed a $355.6 million common stock offering, comprised of approximately 10,400,000 shares sold by Orion Power Holdings and approximately 2.6 million shares sold by the selling stockholders at a per share price of $27.35. A portion of the proceeds from these offerings was used to repay approximately $100 million of outstanding debt held by Orion Power Holdings' subsidiaries.

PRINCIPAL PAYMENTS ON DEBT OBLIGATIONS

The following is a schedule of principal payments due under the credit facilities and senior notes as of December 31, 2001 (in thousands):

     2002                                                  $ 1,614,334
     After 2006                                                870,000
                                                           -----------
     Total                                                 $ 2,484,334
                                                           ===========

Total interest expense under the debt obligations, including amortization of deferred financing costs, for the years ended December 31, 1999, 2000 and 2001, was (in thousands) $25,767, $168,670 and $202,825, respectively.

INTEREST RATE SWAP AGREEMENTS

Orion Power has entered into a number of interest rate swaps designed to fix the rate of interest on portions of its New York and MidWest Credit Facilities. Interest rate swaps consist of a total notional amount of $350,000,000 on the New York Credit Facility with an average maturity of 6 years and an average fixed rate of approximately 7.0 percent and $600,000,000 on the MidWest Credit Facility with an average maturity of 4 years and an average fixed rate of 7.4 percent. (See Note 12.)

Counterparties to the interest rate swap agreements are major financial institutions. While Orion Power may be exposed to credit losses in the event of non-performance by these counterparties, Orion Power does not anticipate losses.

6.   RELATED-PARTY TRANSACTIONS

CAPACITY SALE AND TOLLING AGREEMENT

On November 18, 1998, Carr Street, a 102 megawatt natural gas-fired facility acquired from US Generating Company, LLC, entered into a Capacity Sale and Tolling Agreement (the Sales Agreement) with CPS for a period of five years. Under the terms of the Sales Agreement, CPS provides all fuel to the Carr Street facility and receives from the facility all of the capacity, electric energy and other products generated by the facility. As consideration, Carr Street will receive capacity payments, electric revenue based on the amount of electric energy produced and sold to CPS, certain start-up fees and market steam reimbursable costs. The minimum required payment to be received by Carr Street is $3,769,000 in 2002, and $3,863,000 in 2003.

OPERATION AND MAINTENANCE SERVICES AGREEMENT

Each operating subsidiary of Orion NY entered into Operation and Maintenance Services Agreements (the O&M Agreements) with COSI for a term of five years, whereby COSI provided ongoing operating and maintenance services. Under the terms of the O&M Agreements, Carr Street, Astoria, and Erie Blvd. paid COSI for direct materials and expenses, plus a base fee and certain bonuses, as set forth in the O&M Agreements. The base fee and the bonuses were subject to annual adjustments. Expenses incurred under the O&M Agreements for the years ended December 31, 1999, and 2000, were approximately $19,846,000 and $7,900,000, respectively. See Note 3 for discussion of Orion Power's acquisition of the COSI subsidiaries that eliminated the O&M agreements.

STOCKHOLDER FEES

As part of the original stockholders agreement between CPS and GSCP and the Second Amended and Restated Stockholders Agreement, Orion Power was required to pay a total of 1 percent of the aggregate consideration paid in an acquisition to its stockholders--GSCP, CPS, Mitsubishi, and TEPCO. Orion Power paid a total of $9,750,000 in August and September 1999 to GSCP and CPS, and paid a total of $17,050,000 in June 2000, to the four primary stockholders. These payments are recognized as a distribution to stockholders in the accompanying statement of stockholders' equity.

Additionally, Goldman Sachs had the right to provide all investment banking services to Orion Power on an arms' length basis with regard to terms, conditions and pricing. In association with the investment by Mitsubishi and TEPCO on November 5, 1999 and April 28, 2000, Orion Power was required to pay a 2 percent fee to Goldman Sachs, in accordance with the Second Amended and Restated Stockholder's Agreement. The amounts of these payments are approximately $2,400,000 and $1,600,000, respectively. Orion Power charged the fee against additional paid-in capital. This amount was included in accounts payable in the consolidated balance sheets as of December 31, 2000 and 2001.

NOTES RECEIVABLE FROM OFFICERS

Certain officers were required to purchase shares of Orion Power's common stock under their employment agreements. As of December 31, 1999, these officers owed Orion Power $671,000 related to the purchase of approximately 97,500 shares of common stock and related interest. As of December 31, 2000, these officers owed Orion Power $5,916,000 related to the purchase of 742,700 shares of common stock, and accrued interest. As of December 31, 2001, the officers owed Orion Power $3,736,000 related to the purchase of 645,200 shares of common stock, and accrued interest. The Company expects the balance to be paid off in conjunction with the merger (see Note 1).

7.   RETIREMENT PLANS

As part of the acquisitions of the Hydro Assets, New York City Assets and Midwest Assets, Orion Power was required to assume the defined benefit pension plans and other postretirement benefit plans (OPEB) for employees that remained at the facilities subsequent to each acquisition. These former Consolidated Edison, Niagara Mohawk, Duquesne and First Energy employees were hired by COSI in the same capacity as with their former employers. The plans were being maintained by COSI, through the date of the COSI acquisition (see Note 3). It was the subsidiary's responsibility to fund these obligations. As of April 26, 2000, the plans were transferred to Orion Power's control.

The following table reconciles the plans' funded status to the accrued cost recorded as other long-term liabilities in the consolidated balance sheets as of December 31, 2000 and 2001 (in thousands):

                                                         DEFINED BENEFIT PLANS                   OPEB
                                                     ----------------------------    ----------------------------
                                                         2000            2001            2000            2001
                                                         ----            ----            ----            ----
Change in benefit obligation-
  Benefit obligation at January 1                     $   17,398      $   30,927      $    4,318      $   17,405
  Benefit obligation assumed in acquisition               10,071              --           9,504              --
  Service cost                                             2,215           2,996             886           1,297
  Interest cost                                            1,868           2,301             826           1,348
  Plan Amendments                                             --           2,457              --              --
  Benefits paid                                           (1,085)         (1,121)             --             (28)
  Actuarial loss                                             460           1,497           1,871           1,757
                                                      ----------      ----------      ----------      ----------
  Benefit obligation at December 31                   $   30,927      $   39,057      $   17,405      $   21,779
                                                      ==========      ==========      ==========      ==========
Change in plan assets-
  Fair value of plan assets at January 1              $   11,967      $   12,264      $       --      $       --
  Actual return on plan assets                               785             518              --              --
  Employer contributions                                     597           8,120              --              28
  Benefits paid                                           (1,085)         (1,121)             --             (28)
                                                      ----------      ----------      ----------      ----------
  Fair value of plan assets at December 31            $   12,264      $   19,781      $       --      $       --
                                                      ==========      ==========      ==========      ==========
Funded status-
  Funded status of the plans at December 31           $  (18,663)     $  (19,276)     $  (17,405)     $  (21,779)
  Unrecognized actuarial net (losses)/gains                 (887)          1,250           1,603           3,298
  Unrecognized prior service cost                             --           2,253              --              --
                                                      ----------      ----------      ----------      ----------
Accrued benefit cost                                  $  (19,550)     $  (15,773)     $  (15,802)     $  (18,481)
                                                      ==========      ==========      ==========      ==========

As of December 31, 2000, the defined benefit pension plan for employees covered by the Erie Boulevard Plan, included in the table above, had plan assets in excess of benefit obligations of approximately $242,000.

The components of Orion Power's net periodic benefit cost and related actuarial assumptions for the years ended December 31, 1999, 2000 and 2001, were as follows (in thousands):


                                                    DEFINED BENEFIT PLANS                        OPEB
                                               ------------------------------       ------------------------------
                                               1999         2000         2001       1999         2000         2001
                                               ----         ----         ----       ----         ----         ----
Components of net periodic benefit cost:
  Service cost                               $    629     $  2,215     $  2,996   $    238     $    886     $  1,297
  Interest cost                                   517        1,868        2,301        121          826        1,348
  Expected return on plan assets                 (413)      (1,017)      (1,139)        --           --           --
  Amortization of prior service cost               --            -          205         --           --           --
  Amortization of actuarial (gain)/loss            --          (38)         (19)        --           --           62
                                             --------     --------     --------   --------     --------     --------
  Net periodic benefit cost                  $    733     $  3,028     $  4,344   $    359     $  1,712     $  2,707
                                             ========     ========     ========   ========     ========     ========
    Assumptions as of December 31:
      Discount rate                             7.75%        7.75%        7.25%      7.75%        7.75%        7.25%
      Expected return on plan assets            8.50%        8.50%        8.50%       N/A          N/A          N/A
      Rate of compensation increase             4.50%        4.00%        4.00%       N/A          N/A          N/A

The assumed healthcare cost trend rates for fiscal year 2001, for Medicare eligible and non-Medicare eligible retirees is 8.5 percent; this rate is expected to decrease gradually to 5.0 percent in 2008 and remain at that level thereafter. The assumed healthcare trend rate has a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in the assumed healthcare trend rate would have the following effects:

                                              1-PERCENTAGE        1-PERCENTAGE
                                             POINT INCREASE      POINT DECREASE
                                             --------------      --------------
Increase (decrease) total service and
  interest cost components                      $   655             $  (607)
Increase (decrease) OPEB obligation             $ 4,740             $(4,169)

During 2001, two of the defined benefit plans were amended to further clarify the Company's obligation related to the cost sharing of certain early retirement costs. These amendments clarified the cost to be borne by the prior employer for the employees' periods of service and age at the time of acquisition by the Company for those employees electing early retirement. Through this clarification, the Company was better able to segregate the total obligation to an employee electing early retirement between the Company and the prior employer. The total cost of these amendments is $2,457,000 and is being amortized over 12 years.

Effective January 1, 1999, Orion Power established a 401(k) retirement plan for the benefit of all eligible employees. The plan is for all employees of Orion Power with no minimum age or minimum service requirements. Participants may contribute up to 15 percent of their annual compensation, subject to statutory limits. Employee contributions are fully vested. Orion Power's matching contribution is discretionary and therefore will be determined on an annual basis. Employees will fully vest in any discretionary contributions ratably over five years. Orion Power made $0, $614,000, and $8,148,000 in contributions in 1999, 2000, and 2001, respectively.

8.   COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL LIABILITIES

Orion Power has recorded a liability for the estimated cost of environmental remediation associated with the acquisition of the Hydro Assets and New York City Assets based on valuation reports provided by independent environmental liability assessment experts. In conjunction with these valuations, Orion Power has developed remediation plans for each item specifically identified. For environmental items at Astoria, the New York State Department of Environmental Conservation has issued consent orders requiring active investigation and remediation of past releases of petroleum and other substances by the prior owners. The consent order also contains obligations related to continuing compliance with environmental regulations. The total liability assumed and recorded by Orion NY totaled approximately $9,150,000, on an undiscounted basis. Through December 31, 2001, Orion NY had spent approximately $1,850,000 toward completion of its remediation plans and anticipates that the remaining portion will be paid out through 2009.

In association with the Midwest Acquisition, Orion Power MidWest has recorded a liability for the estimated cost of environmental remediation, based on valuations performed by independent environmental liability assessment experts. In conjunction with these valuations, Orion Power MidWest has developed remediation plans for the known liabilities. The total liability assumed by Orion Power MidWest totaled approximately $4,800,000 on an undiscounted basis and is recorded in other long-term liabilities. Through December 31, 2001 no funds had been spent toward completion of its remediation plans. Management anticipates that the remaining portion will be paid out through 2009.

On an ongoing basis, Orion Power monitors its compliance with environmental laws. Due to the uncertainties associated with environmental compliance and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued.

TAX SAVINGS SHARING AGREEMENT WITH NIAGARA MOHAWK

As part of the acquisition of the Hydro Assets, Orion NY has entered into a tax savings sharing agreement with Niagara Mohawk. Niagara Mohawk will receive 25 percent of any funds received from settlement of prior Niagara Mohawk filed property tax litigation or future property tax reduction agreements not to exceed $20,000,000. Since this amount due to Niagara Mohawk is contingent on future events, amounts due to Niagara Mohawk will only be recognized when a settlement has been reached with a local jurisdiction and related payment received. In 2000, no such payments were received from local tax jurisdictions that would require Orion NY to make payment to Niagara Mohawk. In 2001, Orion NY received a favorable ruling from one local jurisdiction and accrued approximately $1,000,000 to be paid to Niagara Mohawk.

TURBINE PURCHASES

In September 2000, Orion Power entered into a letter of intent for the delivery over the next four years of 10 combustion turbine generators from Siemens Westinghouse Power Corporation as part of the repowering and new development efforts. The total purchase price made is approximately $372,000,000, substantially all of which is payable at various times in 2002 through 2004. As part of Orion Power's acquisition of Columbia Electric Corporation, Orion Power acquired the rights to purchase eight additional turbine generators, which will be installed in the projects under construction. In February and March 2001, the Company entered into two letters of intent for delivery of turbine generators for the Company's development projects for a total of approximately $287,300,000. The Company signed purchase contracts in August 2001 for turbines within these letters of intent related to the Kelson Ridge facility. In conjunction with the Company's acquisition of the Atlantic project, the Company assumed a turbine purchase agreement for $37,500,000. As of December 31, 2001, the Company has committed to pay approximately $697,000,000 for turbine purchase of which $570,000,000 remains outstanding.

LABOR SUBJECT TO COLLECTIVE BARGAINING AGREEMENTS

As of December 31, 2001, approximately 61 percent of the Company's employees are subject to one of five collective bargaining agreements. Such agreements expire at various times between April 2003 through May 2006.

LEASES

Orion Power and its subsidiaries have entered into various noncancelable operating lease arrangements for office space, storage space, office furniture and vehicles. These leases terminate at various dates through December 2021.

On November 10, 1999, Erie Blvd. entered into a capital lease arrangement for the land at the Watertown hydroplant located in Potsdam, New York. This land will house a maintenance facility and a regional headquarters for the Hydro Assets. The lease began at the completion of the facility, in October 2000, and expires in 2014. Under the terms of the lease, the monthly payments are $10,500. Erie Blvd. has the option to purchase the land for $450,000 at the end of the lease term.

Future minimum payments due under these leases are as follows (in thousands):

Year ending December 31,                       Capital       Operating
------------------------                       -------       ---------
2002                                         $      126     $    1,670
2003                                                126          1,681
2004                                                126          1,678
2005                                                126          1,156
2006                                                126            519
Thereafter                                        1,019          5,080
                                                  -----          -----
                                                  1,649         11,784
Interest portion                                   (522)            --
                                                  -----         ------
Total                                        $    1,127     $   11,784
                                                  =====         ======

Total rental expense for the years ended December 31, 1999, 2000 and 2001, was (in thousands) $373, $1,831, and $1,795, respectively.

LITIGATION AND CLAIMS

Orion Power is directly or indirectly involved in various pending lawsuits and claims. Litigation reserves are recorded when a loss is determined to be probable and the amount can be reasonably estimated. In the opinion of management, the ultimate outcome of the claims will not have a material impact on Orion Power's financial position or the results of its operations.

During 2000 and 2001, Orion Power, through Orion NY, provided certain services to Con Edison under the local electric system reliability rules. Con Edison has questioned its obligation to make separate payment to Orion Power related to these services. As of December 31, 2001, the amount requested by Orion Power for these services was approximately $36,000,000. Since Orion Power management and its counsel cannot reasonably estimate the amount Orion Power will ultimately collect, no amount has been recognized in these consolidated financial statements. The parties are discussing resolution to this item. At such time as this issue is resolved, Orion Power will recognize the gain, if any.

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

Orion Power has granted options to acquire shares of its common stock at an exercise price less than the fair value of Orion Power's common stock. As of December 31, 2001, Orion Power has recognized deferred compensation of $4,768,000 to be amortized over the three-year vesting period. Orion Power recorded $106,000, $1,303,000 and $1,596,000 of compensation expense related to these options for the years ended December 31, 1999, 2000 and 2001, respectively.

THE FOLLOWING SUMMARIZES OPTIONS GRANTED TO DIRECTORS, OFFICER AND EMPLOYEES:

                                                  Number        Weighted-average
                                                of shares        exercise price
                                                ---------       ----------------
Outstanding at December 31, 1998                   49,970           $  10.00
     Granted                                    1,621,014              10.82
                                                ---------
Outstanding at December 31, 1999                1,670,984              10.79
     Granted                                    3,598,571              17.28
     Forfeited                                    (32,176)            (14.91)
                                                ---------
Outstanding at December 31, 2000                5,237,379              15.23
     Granted                                      468,000              24.10
     Forfeited                                    (37,128)            (20.72)
     Exercised                                   (165,906)            (10.67)
                                                ---------
Outstanding at December 31, 2001                5,502,345              16.17
                                                =========
Options exercisable at December 31, 1999          118,163              10.00
                                                ---------
Options exercisable at December 31, 2000          678,352              10.66
                                                ---------
Options exercisable at December 31, 2001        1,871,744              13.08
                                                ---------

Exercise prices for options outstanding as of December 31, 2001, ranged from $10 to $29.80. The following table provides certain information with respect to stock options outstanding at December 31, 2001:

                                                                Weighted-average
                                                                   remaining
                             Stock options   Weighted-average   contractual life
Range of exercise prices      outstanding     exercise price       (in yrs.)
--------------------------------------------------------------------------------
$10.00 - $15.50                2,833,345           $12.03              8.47
$15.51 - $20.00                2,308,000            19.84              8.92
$20.01 - $29.80                  361,000            25.24              9.44
--------------------------------------------------------------------------------
                               5,502,345           $16.17              8.72
--------------------------------------------------------------------------------

The following table provides certain information with respect to stock options exercisable at December 31, 2001:

                                         Stock options     Weighted-average
Range of exercise prices                  exercisable       exercise price
--------------------------------------------------------------------------------
$10.00 - $15.50                            1,492,415            $11.31
$15.51 - $20.00                              375,478            $20.00
$20.01 - $29.80                                3,851            $26.53
--------------------------------------------------------------------------------
                                           1,871,744            $13.08
--------------------------------------------------------------------------------

The weighted-average fair values at date of grant for options granted during 1999, 2000 and 2001 were $8.96, $15.60, and $9.64, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                       1999        2000        2001
-----------------------------------------------------------------------
Expected life in years                  10          10          10
Risk-free interest rate               5.12%       5.11%       5.03%
Volatility                           16.40%      35.00%       9.80%
Dividend yield                          --          --          --
-----------------------------------------------------------------------

Orion Power's pro forma information for the years ended December 31, 1999, 2000 and 2001, prepared in accordance with the provisions of SFAS No. 123, is provided below. For purposes of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period.

(Dollars in thousands, except per share          1999       2000       2001
    amounts)
------------------------------------------------------------------------------
Pro forma net income                            $4,711    $17,853    $86,071
Pro-forma net income per common share-basic      $0.33      $0.29      $0.87
Pro forma net income per common share -
    assuming dilution                            $0.32       $0.28     $0.83
------------------------------------------------------------------------------

10.  INCOME TAXES

The sources of and differences between the financial accounting and tax basis of Orion Power's assets and liabilities which give rise to the net deferred tax assets and net deferred tax liabilities as of December 31, 2000 and 2001, respectively, are as follows (in thousands):

                                                 2000                     2001
                                        ----------------------   ----------------------
                                         Current     Long-Term    Current     Long-Term
                                        ----------  ----------   ----------  ----------
Accumulated deferred income taxes:
  Deferred tax assets-
    Accruals and Prepaids               $   15,352  $    1,090   $    5,112  $    1,128
    Net operating loss and
      credit carryforwards                      --       5,853          655      10,084
    Amortization differences on
      intangibles                              517       6,720          364       2,119
    Long-term liabilities assumed in
      Acquisitions                              --      17,964           --      18,533
    Deferred compensation                       --         532           --       1,178
    Derivative contracts                        --          --           --      25,188
    Acquisition costs                          122       3,172          122         290
                                        ----------  ----------   ----------  ----------
Total deferred tax assets                   15,991      35,331        6,253      58,520
                                        ----------  ----------   ----------  ----------
  Deferred tax liabilities-
    Depreciation differences on
      property and equipment                    --     (25,582)          --     (43,555)
    Difference in asset basis of
      property and equipment                    --     (18,680)          --     (16,169)
    Derivative contracts                        --          --       (2,499)         --
    Other                                   (1,071)         --           --          --
                                        ----------  ----------   ----------  ----------
Total deferred liabilities                  (1,071)    (44,262)      (2,499)    (59,724)
                                        ----------  ----------   ----------  ----------
Net accumulated deferred income tax
  assets (liabilities)                  $   14,920  $   (8,931)  $    3,754  $   (1,204)
                                        ==========  ==========   ==========  ==========

The components of the income tax provision for the years ended December 31, 1999, 2000 and 2001, are as follows:

                                       1999          2000          2001
                                   ------------  ------------  ------------
Current:
     Federal                       $      1,378  $     14,417  $     27,323
     State                                  401        13,825        (3,390)
                                   ------------  ------------  ------------
                                          1,779        28,242        23,933
                                   ------------  ------------  ------------
Deferred:
     Federal                              2,418         1,079        27,110
     State                                  599        (9,079)        3,876
                                   ------------  ------------  ------------
                                          3,017        (8,000)       30,986
                                   ------------  ------------  ------------
Total income tax provision         $      4,796  $     20,242  $     54,919
                                   ------------  ------------  ------------

The tax provision differs from the amounts obtained by applying the statutory U.S. Federal income tax rate to pre-tax income from operations. The differences are reconciled as follows (in thousands):

                                       1999          2000          2001
                                   ------------  ------------  ------------
Income tax provision computed at
  Federal statutory rates          $      3,660  $     17,073  $     54,433
Permanent differences                       484            84            93
State income taxes, net of Federal
  income tax benefit                        650         3,085        10,793
State tax credits                             2            --       (10,400)
                                   ------------  ------------  ------------
Total                              $      4,796  $     20,242  $     54,919
                                   ============  ============  ============

As of December 31, 2001, the Company had state net operating loss and credit carryforwards of (in thousands) $13,903, which are due to expire in tax years 2011 through 2021.

The rate reductions for the twelve months ended December 31, 2000 and 2001, respectively, are related to the implementation of several tax planning strategies, including utilization of several tax savings incentive programs, primarily focused on the high tax jurisdictions in which the Company has substantial operations.

11.  EARNINGS PER SHARE

The impact of 2,500 stock options from the second quarter of 2000, 2,077,000 stock options from the fourth quarter of 2000, and 1,420, 36,146, and 5,715 from the second, third and fourth quarters of 2001, respectively, have been excluded from diluted shares outstanding due to their antidilutive effect. The following table shows the computation of Orion Power's basic and diluted EPS for 1999, 2000 and 2001 (in thousands, except share and per share data).

                                                                    PER SHARE
                                           NET INCOME    SHARES(a)    AMOUNT
                                           ----------   ----------  ----------
For the year ended December 31, 1999:
  Basic EPS-                               $    5,662   14,344,400  $     0.39
    Effect of dilutive securities:
      Stock options                                --       83,700
      Warrants                                     --      518,800
                                           ----------   ----------
  Diluted EPS-                             $    5,662   14,946,900  $     0.38
                                           ==========   ==========  ==========

For the year ended December 31, 2000:
  Basic EPS-                               $  28,539    61,755,269  $     0.46
    Effect of dilutive securities:
      Stock options                               --      480,364
      Warrants                                    --    2,202,685
                                           ----------   ----------
  Diluted EPS-                             $   28,539   64,438,318  $     0.44
                                           ==========   ==========  ==========

For the year ended December 31, 2001:
  Basic EPS-                               $  100,603   99,070,881  $     1.02
    Effect of dilutive securities:
      Stock options                                --   1,163,367
      Warrants                                     --   3,936,450
      Convertible securities                    3,414   3,413,894
                                           ----------   ----------
  Diluted EPS-                             $  104,017   107,584,592 $     0.97
                                           ==========   ==========  ==========

(a) - Basic shares are calculated on a weighted average.

Upon completion of the merger with Reliant, all outstanding options and warrants become fully vested and payable. The merger was completed on February 19, 2002 (see Note 1) and all options and warrants were paid out in cash at the stated merger price of $26.80 per share.

12.  DERIVATIVES, MARKET AND CREDIT RISKS AND FAIR VALUE OF FINANCIAL
     INSTRUMENTS

The Company uses derivative instruments to manage exposures to interest rate and commodity price risks. The Company's objectives for holding derivatives are to minimize the variability in the Company's cash flow using the most effective methods to eliminate or reduce the impacts of these risks. The Company does not use derivative instruments for speculative or trading purposes.

INTEREST RATE RISK

The Company's debt service payments from its credit facilities are subject to interest rate risk resulting in variability in future cash flows. The Company uses pay-fixed interest rate swaps to mitigate the risk of increasing interest rates for a portion of the Company's floating rate debt. These derivatives serve to hedge the Company's exposure to cash flow variability for future interest payments in the event of significant changes in interest rates.

COMMODITY PRICE RISK

The Company executes both physical and financial commodity contracts to serve as economic hedges of certain commodity purchase and sale activity. These contracts serve to hedge price volatility for some aspects of its operations due to inflation, rising fuel costs, and flat or decreasing energy prices. The Company executes financial contracts for the forward sale of electricity, the forward purchases of natural gas and oil as well as financial tolling contracts. The forward sales of electricity are treated as cash flow hedges of the forecasted electricity sales, with the exception of one long-term contract, which is classified as no hedging designation. The fair value changes of all contracts that are not designated in qualifying hedge accounting relationships are recorded in earnings. The net gain attributable to the change in these derivative contracts included in the operating expenses on the accompanying consolidated statements of operations was approximately $11,919,000 for the year ended December 31, 2001. The Company's use of derivative instruments, whether designated as an accounting hedge or not, is designed to lock in energy sale prices and the associated fuel costs to effectively create a fixed energy margin.

As of December 31, 2001, the maximum length of time over which the Company has hedged its exposure to the variability in future cash flows associated with commodity price risk is through September 2005. The maximum length of time over which the Company has hedged its exposure to the variability in future cash flows associated with interest rate risk is through March 2010.

Ineffectiveness associated with the Company's qualifying cash flow hedges is immaterial for the year ended December 31, 2001. The Company's estimated net derivative gains or losses included in accumulated other comprehensive loss as of December 31, 2001, that are expected to be reclassified into earnings within the next twelve months are a net gain of approximately $7,100,000. The actual amounts reclassified from accumulated other comprehensive loss to earnings can differ as a result of market price changes.

The schedule below summarizes the activities affecting accumulated other comprehensive loss, from derivative instruments for the year ended December 31, 2001(in thousands):

     Beginning derivative losses included in accumulated
       other comprehensive loss at January 1, 2001                     $ 56,975
     Net loss from current period hedging transactions and
       price changes                                                     10,677
     Net reclassification to earnings                                    10,956
     Tax effect                                                         (27,547)
                                                                       --------
     Ending accumulated other comprehensive loss at
       December 31, 2001                                               $ 51,061
                                                                       ========

MARKET RISK

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

CREDIT RISK

Orion Power is exposed to losses in the event of nonperformance by counterparties to its derivative instruments. Credit risk is measured by the loss Orion Power would record if its counterparties failed to perform pursuant to terms of their contractual obligations and the value of collateral held, if any, was not adequate to cover such losses. Orion Power has established controls to determine and monitor the creditworthiness of counterparties, as well as the quality of pledged collateral, and uses master netting agreements whenever possible to mitigate Orion Power's exposure to counterparty credit risk. Additionally, Orion Power may require counterparties to pledge additional collateral when deemed necessary.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, interest, taxes and other accounts payable, accrued expenses, notes payable and long-term debt. The fair value of these financial instruments, except for notes payable, senior notes, convertible senior notes and the fixed rate component of the Liberty Credit Facility, approximates their carrying value as of December 31, 2001, due to their short-term nature or due to the fact that the interest rate paid on the debt is variable.

The carrying amount of the notes payable, senior notes, convertible senior notes and the fixed component of the Liberty Credit facility as of December 31, 2000 and 2001, was approximately $474,300,000 and $765,000,000, respectively, with a fair value of approximately $529,289,000 and $865,812,000, respectively. The fair value was estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rate and the approximate carrying value based on quoted market prices for similar types of borrowing arrangements.

The fair value of interest rate swap agreements is estimated by determining the difference between the fixed payments on the agreements and what the fixed payments would be based on current market fixed rates for the appropriate maturity, then calculating the present value of that difference for the remaining terms of the agreements at current fixed market rates. The estimated value of interest rate swap agreements was a liability of approximately $56,500,000 and $85,700,000 at December 31, 2000 and 2001, respectively.

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

The Agreement also states that at the time of a capital call, Orion Power shall issue warrants to GSCP and CPS for shares of Orion Power common stock in accordance with certain formulas, as defined in the Agreement. Under the terms of the original stockholders agreement between CPS and GSCP, only GSCP was entitled to receive warrants. The warrants will have an exercise price equal to the subscription price of the common stock ($10.00 or $15.50) and expire on the tenth anniversary of their issuance. The warrant holder may exercise the warrants for an equivalent number of shares of Orion Power common stock when accompanied by payment of the full exercise price. The warrant holder may also exercise the warrant without payment and would be entitled to a number of shares of Orion Power common stock equivalent to (x) the difference between the aggregate Current Market Price, as defined, less the aggregate exercise price, divided by (y) the Current Market Price of one share of common stock. As of December 31, 2000 and 2001, 6,400,400 warrants had been issued by Orion Power to GSCP and 705,900 warrants have been issued to Constellation Holdings, Inc., respectively. No warrants have been exercised as of December 31, 2001, and accordingly, all warrants are outstanding. No more capital is subject to call under this agreement and no more warrants are issuable.

In March 1998, November 1998, December 1998, June 1999, July 1999, September 1999 and April 2000, GS Capital Partners II, L.P. and affiliated investment partnerships and Constellation Enterprises made equity investments pursuant to capital calls based upon their respective commitments. These funds were primarily used to finance acquisitions. GS Capital Partners II, L.P. and affiliated investment partnerships purchased 30,000,000 shares and Constellation Enterprises and affiliates purchased 17,500,000 shares pursuant to those capital calls. Pursuant to the stockholders' agreement, in connection with several capital calls, we issued warrants to GS Capital Partners II, L.P. and affiliated investment partnerships to purchase a total of 5,034,257 shares of our common stock at an exercise price of $10.00 per share and 1,366,143 shares at an exercise price of $15.50 per share, and to Constellation Enterprises to purchase a total of 705,900 shares at an exercise price of $10.00 per share. All of these warrants expire ten years from the date of issuance.

In April 2000, our existing stockholders made equity investments to help finance the acquisition of the assets located in Ohio and Pennsylvania. First, all our existing stockholders satisfied their remaining commitments under the stockholders' agreement at $10.00 per share for GS Capital Partners II, L.P. and affiliated investment partnerships and Constellation Enterprises and at $15.50 per share for affiliates of Mitsubishi Corporation and Tokyo Electric Power Company International B.V. Second, GS Capital Partners II, L.P. and affiliated investment partnerships invested approximately $69 million and Constellation Enterprises invested approximately $31 million over and above the amount that they had previously committed to invest pursuant to the stockholders' agreement at $15.50 per share.

On November 14, 2000, the Company completed its initial public offering in the amount of $550.0 million, comprised of 31,625,000 shares. Net proceeds were approximately $443.5 million, approximately $209 million of which were used to acquire Columbia Electric Corporation. The remaining $243.5 million will be used for other acquisitions and/or development projects and for general corporate purposes, of which $100.0 million was used to fund construction of the Ceredo Generating Station, $23.5 million was used for general corporate operating expenses, and $120.0 million remained available as cash at December 31, 2000. The proceeds were invested in AAA-rated short-term securities and will continue to be until the funds are appropriately deployed. None of such payments were made to directors, officers or 10% or more stockholders or to any associates or affiliates of the foregoing.

On June 6, 2001, the Company completed a $355,600,000 common stock offering, comprised of 10,400,000 shares sold by the Company and 2,600,000 shares sold by certain selling stockholders at a gross per share offering price of $27.35, resulting in net proceeds to the Company of approximately $272,600,000. Concurrent with this offering, the Company completed a $200,000,000 offering of 4.50% convertible senior notes (see Note 5). The net proceeds from these offerings are being used by the Company to repay debt and to fund the development of a generating station. Additionally, excess proceeds will be used to fund future acquisitions.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Orion Power's quarterly operating results have fluctuated in the past and may continue to do so in the future as a result of a number of factors, including, but not limited to, the timing and size of acquisitions, the completion of development projects, and variations in levels of production. The following quarterly information is in thousands, except for per share amounts.

                                                       QUARTER ENDED
                                        March 31   June 30   September 30 December 31
                                       ---------  ---------  ------------ -----------
2001

Operating Revenues                     $ 274,251  $ 305,561   $ 366,999    $ 231,569
Operating Income                       $  73,379  $  82,973   $ 138,954    $  41,512
Net Income (Loss)                      $  15,117  $  21,334   $  64,874    $    (722)
Net Income (Loss) per share - basic    $    0.16  $    0.22   $    0.63    $   (0.01)
Net Income (Loss) per share - diluted  $    0.15  $    0.21   $    0.58    $   (0.01)

2000

Operating Revenues                     $ 105,506  $ 236,168   $ 343,010    $ 272,885
Operating Income                       $  28,918  $  65,689   $  59,586    $  47,977
Net Income                             $   8,294  $   5,456   $   3,921    $  10,868
Net Income per share - basic           $    0.23  $    0.09   $    0.05    $    0.13
Net Income per share - diluted         $    0.22  $    0.09   $    0.05    $    0.13

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Orion Power Holdings, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Orion Power Holdings, Inc. and subsidiaries, incorporated by reference in this Form 10-K, and have issued our report thereon dated February 19, 2002. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index of financial statements is the responsibility of the company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Arthur Andersen LLP

Vienna, Virginia
February 19, 2002

                           ORION POWER HOLDINGS, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 2001
                                 (IN THOUSANDS)

                                                      2000            2001
                                                  ------------    ------------
ASSETS
Current Assets
  Cash and cash equivalents                       $    133,653    $    168,607
  Restricted cash                                            -             518
  Due from affiliates                                  149,910         231,916
  Current deferred tax asset                                 -             253
  Prepaid expenses and other current assets              1,294             657
                                                  ------------    ------------
TOTAL CURRENT ASSETS                                   284,857         401,951

Property and equipment, net                              2,769           3,009

Non current deferred tax asset                          28,212          11,219
Deferred financing costs, net of accumulated
  amortization of $1,082 and $3,580 at
  December 31, 2000 and 2001, respectively              12,118          16,322
Prepaid expenses and other noncurrent assets             2,200           1,736
Investment in subsidiaries                           1,350,831       1,817,359
                                                  ------------    ------------

TOTAL ASSETS                                      $  1,680,987    $  2,251,596
                                                  ============    ============

LIABILITIES
CURRENT LIABILITIES
  Accounts payable                                $      4,742    $      4,560
  Accrued expenses                                      13,226           5,383
  Accrued interest                                       8,237           8,962
                                                  ------------    ------------
TOTAL CURRENT LIABILITIES                               26,205          18,905

Long term debt                                         400,000         600,000
                                                  ------------    ------------
TOTAL LIABILITIES                                      426,205         618,905

Stockholders' Equity
Common stock                                               931           1,037
Additional paid in capital                           1,230,467       1,503,891
Deferred compensation                                   (3,359)         (1,763)
Notes receivable from officers                          (5,916)         (3,736)
Retained earnings                                       32,659         133,262
                                                  ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                           1,254,782       1,632,691
                                                  ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  1,680,987    $  2,251,596
                                                  ============    ============

 The accompanying notes are an integral part of these condensed balance sheets

                           ORION POWER HOLDINGS, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         CONDENSED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                 (IN THOUSANDS)

                                            FOR THE YEAR ENDED DECEMBER 31,
                                           1999          2000          2001
                                       ------------  ------------  ------------

REVENUE                                $          -  $          -  $          -

EXPENSES
  General and administrative                  4,441        12,513        22,908
  Depreciation and amortization                 218           346         1,278
  Charge for buyout of operations
    and maintenance contracts with
    a related party                               -        19,000             -
                                       ------------  ------------  ------------
                                              4,659        31,859        24,186
                                       ------------  ------------  ------------

OPERATING LOSS                               (4,659)      (31,859)      (24,186)
                                       ------------  ------------  ------------
Interest income                                 265         6,019         9,435
Interest expense                             (2,933)      (35,633)      (56,172)
                                       ------------  ------------  ------------

LOSS BEFORE (BENEFIT)PROVISION FOR
  INCOME TAXES                               (7,327)      (61,473)      (70,923)
Income tax (benefit)/provision               (2,905)      (24,301)       16,740
Equity in earnings from subsidiaries         10,084        65,711       188,266
                                       ------------  ------------  ------------
NET INCOME                             $      5,662  $     28,539  $    100,603
                                       ============  ============  ============

    The accompanying notes are an integral part of these condensed financial statements.

                           ORION POWER HOLDINGS, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                 (IN THOUSANDS)

                                            FOR THE YEAR ENDED DECEMBER 31,
                                           1999          2000          2001
                                       ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                           $      5,662  $     28,539  $    100,603
  Adjustments to reconcile net income
    to net cash used in operating
    activities
  Equity in earnings from subsidiaries      (10,084)      (65,711)     (188,266)
  Deferred income taxes                      (2,905)      (24,301)       16,740
  Depreciation and amortization                 218         1,428         3,776
  Deferred compensation                         106         1,303         1,596
  Change in notes receivable from
    officers                                      -          (244)        2,180
  Change in assets and liabilities:
    Restricted cash                            (651)          651          (518)
    Due from affiliates                     (17,112)     (132,798)      (82,006)
    Prepaid expenses and other assets          (130)       (3,362)        1,101
    Accounts payable                              -           742          (182)
    Accrued expenses                          4,123        12,497        (7,843)
    Accrued interest                          2,107         6,076           725
                                       ------------  ------------  ------------
Net cash used in operating activities       (18,666)     (175,180)     (152,094)
                                       ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net    (2,936)         (397)       (1,518)
  Distributions received from subsidiary          -             -        86,466
  Investment made in subsidiaries          (342,377)     (914,333)     (364,728)
                                       ------------  ------------  ------------
Net cash used in investing activities      (345,313)     (914,730)     (279,780)
                                       ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contribution from stockholders    382,330       758,682       273,530
  Payments of deferred financing costs            -       (13,200)       (6,702)
  Distribution to stockholders               (9,750)            -             -
  Proceeds from senior notes and
    credit facility                               -       420,000       200,000
  Payments on credit facility                     -       (20,000)            -
  Proceeds from notes payable to
    stockholders                            110,539             -             -
  Payments on notes payable to
    stockholders                            (41,188)            -             -
                                       ------------  ------------  ------------
Net cash provided by financing
  activities                                441,931     1,145,482       466,828
                                       ------------  ------------  ------------
Change in cash and equivalents               77,952        55,572        34,954
Cash and cash equivalents, beginning
  of period                                     129        78,081       133,653
                                       ------------  ------------  ------------
Cash and cash equivalents, end
  of period                            $     78,081  $    133,653  $    168,607
                                       ============  ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid for
     Interest                          $        826  $     28,475  $     52,949
                                       ============  ============  ============
     Income taxes                      $          -  $          -  $          -
                                       ============  ============  ============
   Noncash disclosures -
     Notes receivable from officers    $          -  $      5,001  $          -
                                       ============  ============  ============
     Conversion of notes payable to
     equity                            $          -  $     71,086  $          -
                                       ============  ============  ============

    The accompanying notes are an integral part of these condensed financial statements.

                           ORION POWER HOLDINGS, INC.

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2000 AND 2001

     A) The accompanying condensed financial information of Orion Power Holdings, Inc. ("Orion Power") presents the financial position, results of operations and cash flows of the Parent Company with the investment in, and operations of, consolidated subsidiaries with restricted net assets on the equity method of accounting. This information should be read in conjunction with the Orion Power Holdings, Inc. and Subsidiaries Consolidated Financial Statements as December 31, 2000 and 2001.

     On February 19, 2002, Orion Power was acquired by merger by a wholly owned subsidiary of Reliant Resources, Inc. (Reliant Resources). As a result, Orion Power became a wholly owned subsidiary of Reliant Resources, which files reports with the Securities and Exchange Commission.

     B) DEFERRED FINANCING COSTS

     Deferred financing costs, consisting primarily of the costs incurred to obtain debt financing, are deferred and amortized using effective interest method, over the term of the related permanent financing. Amortization expense is included in interest expense on the accompanying condensed statements of income.

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

     The borrowings under each facility bear interest at a floating rate. At Orion Power NY's option, the interest rate will be determined as either the Base Rate as defined or LIBOR plus an applicable margin. The rate as of December 31, 2000 and 2001, was 8.097 percent and 5.661 percent, respectively. The Acquisition Loans and Working Capital Facility are secured by substantially all of the assets of Orion NY.

     As of December 31, 2000 and 2001, Orion NY had $650,000,000 and $578,533,700 of the Acquisition Loans outstanding, respectively. As of December 31, 2000, and 2001, Orion NY had no amounts outstanding under the Working Capital Facility. Under the Working Capital Facility, an additional $10,000,000 is used to provide a letter of credit in favor of Consolidated Edison in conjunction with the New York City Assets acquisition.

     In accordance with the New York Credit Agreement, Orion NY entered into a Deposit Account Agreement with Bank of America, N.A. Accordingly, Orion NY established 12 restricted use accounts for the disbursement of its revenues. As of December 31, 2000 and 2001, the total balance in these restricted use accounts totaled $116,478,000 and $259,432,000, respectively.

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

     As of December 31, 2000, Orion Power MidWest had $1,110,000,000 and $60,137,000 of Acquisition Loans and Working Capital Facility outstanding, respectively. As of December 31, 2001, Orion Power MidWest had $1,013,000,000 and $10,000,000 of Acquisition Loans and Working Capital Facility outstanding, respectively. Under the Working Capital Facility, Orion Power MidWest is required to provide a $10,000,000 letter of credit in favor of Duquesne as part of the POLR contract. Orion Power MidWest also maintains an additional $5,000,000 letter of credit to support various services.

     The borrowings under the MidWest Credit Agreement bear interest at a floating rate. At Orion Power MidWest's option, the interest rate will be determined as either the Base Rate as defined or LIBOR plus an applicable margin. The rate as of December 31, 2000 and 2001, was 8.489 percent and 5.371 percent, respectively. The credit agreement is secured by substantially all the assets of Orion Power MidWest.

     In accordance with the MidWest Credit Agreement, Orion Power MidWest entered into a Deposit Account Agreement with Bank of America, N.A. Accordingly, Orion Power MidWest established 12 restricted use accounts for the disbursement of its revenues. As of December 31, 2000 and 2001, the total balances in these restricted accounts were approximately $62,884,000 and $49,655,600, respectively.

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

     Distributions to Orion Power may only be made after satisfaction of the following - (1) all operating expenses of the applicable subsidiary; (2) all debt service payments under the appropriate credit agreement; (3) 50 percent of the Excess Cash Flow, as defined, has been used to prepay each credit agreement; and (4) any other required prepayments. After satisfaction of the aforementioned items, the Credit Agreements allow Orion NY and Orion Power MidWest to pay dividends and make other distributions to Orion Power up to the limit of $100,000,000 over the life of the New York Credit Agreement and $175,000,000 over the life of the MidWest Credit Agreement. As of December 31, 2001, no dividends or distributions had been made to Orion Power by Orion Power MidWest. Orion Power NY had made $0 and $86,466,318 in distributions to Orion Power during 2000 and 2001, respectively.

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

     LIBERTY CREDIT AGREEMENT. In December 2000, in connection with Orion Power's acquisition of Columbia Electric Corporation, the Company assumed a credit facility entered into by Liberty Electric Power, LLC (Liberty), a wholly-owned subsidiary of Columbia Electric Corporation. This credit facility, entered into by Liberty in July 2000, provides for the following:

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

     At December 31, 2000, the interest rate was 7.81 percent on the floating rate component and 9.15 percent on the fixed rate portion. As of December 31, 2000, Orion Power Development had $73,200,000 and $74,300,000 of the floating rate and fixed rate portions of the facility outstanding, respectively. At December 31, 2001, the interest rate was 3.10 percent on the floating rate component and 9.02 percent on the fixed rate portion. As of December 31, 2001, Orion Power Development had $117,800,000 and $165,000,000 of the floating rate and fixed rate portions of the facility outstanding, respectively.

     The lenders have a security interest in substantially all of the assets of Liberty and have negative pledges on other fixed assets. Liberty also pays facility fees on the working capital facility and the debt service reserve letter of credit.

     The equity bridge loan matures on the earlier of October 1, 2002, or a date on which the conditions precedent to conversion to a term loan are met. The debt service reserve letter of credit becomes available for use when the conditions precedent to conversion to a term loan are met and matures five years thereafter. The working capital facility becomes available for use six months prior to the scheduled conversion date and matures five years thereafter. The construction/term loan matures on the earlier of October 1, 2002, or a date on which the conditions precedent to conversion to a term loan are met and matures 10 years thereafter. The institutional term loan has a final maturity date of April 15, 2026.

     Each credit agreement is an independent non-recourse project financing secured by the assets of the applicable borrower without recourse to any other Orion Power financing facility.

     D) NOTES PAYABLE

     In conjunction with Orion Power's acquisition of the Carr Street facility, Orion Power entered into a non-interest bearing note payable with US Generating Company, LLC in the amount of $1,000,000. Payment was due annually starting November 19, 1999 through November 19, 2001. Orion Power recognized a discount (8 percent) on this note at acquisition of $141,000.

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

     Each holder of the Senior Notes will have the right to require Orion Power to repurchase the notes pursuant to a change of control offer as set forth in the indenture. The indenture states that Orion Power will offer a cash payment equivalent to 101% of the aggregate principal amount of the repurchased notes plus any accrued or unpaid interest through the date of purchase. The Senior Notes are not guaranteed by any of Orion Power's subsidiaries.

     F) REVOLVING SENIOR CREDIT FACILITY

     On July 27, 2000, Orion Power entered into a $75,000,000 revolving senior credit facility. The credit facility matures in December 2002. Amounts outstanding under the facility bear interest at a floating rate. The facility is unsecured and ranks pari passu with all of Orion Power's senior debt. As of December 31, 2000, there were no outstanding amounts under this facility, while $46,000,000 had been used to post letters of credit to support obligations under the Liberty project. As of December 31, 2001, there were no outstanding amounts under this facility, while a total of $69,922,000 had been used to post letters of credit related to Liberty and the Atlantic project.

     G) CONVERTIBLE SENIOR NOTES

     On June 6, 2001, Orion Power completed a $200,000,000 offering of 4.50 percent convertible senior notes, which mature on June 1, 2008. The notes are convertible into shares of Orion Power's common stock at a conversion price of $34.19 per share, representing a 25 percent conversion premium and are first subject to call by Orion Power on June 4, 2004. Concurrently with this offering, the Orion Power and certain selling stockholders completed a $355,600,000 common stock offering, comprised of approximately 10,400,000 shares sold by Orion Power and approximately 2,600,000 shares sold by the selling stockholders at a per share price of $27.35. A portion of the proceeds from these offerings was used to repay approximately $100,000,000 of outstanding debt held by Orion Power's subsidiaries.

     H) INTEREST EXPENSE

     Total interest expense under the debt obligations, including amortization of deferred financing costs, for the years ended December 31, 1999, 2000, and 2001 was (in thousands) $2,933, $35,633, and $56,172, respectively.

     I) STOCKHOLDER FEES

     As part of the original stockholders agreement between CPS and GSCP and the Second Amended and Restated Stockholders Agreement, Orion Power was required to pay a total of 1 percent of the aggregate consideration paid in an acquisition to its stockholders--GSCP, CPS, Mitsubishi, and TEPCO. Orion Power paid a total of $9,750,000 in August and September 1999 to GSCP and CPS, and paid a total of $17,050,000 in June 2000, to the four primary stockholders. These payments are recognized as a distribution to stockholders in the accompanying statement of changes in stockholders' equity.

     Additionally, Goldman Sachs had the right to provide all investment banking services to Orion Power on an arms' length basis with regard to terms, conditions and pricing. In association with the investment by Mitsubishi and TEPCO on November 5, 1999 and April 28, 2000, Orion Power was required to pay a 2 percent fee to Goldman Sachs, in accordance with the Second Amended and Restated Stockholder's Agreement. The amounts of these payments are approximately $2,400,000 and $1,600,000, respectively. Orion Power charged the fee against additional paid-in capital. This amount was included in accounts payable on the balance sheet at December 31, 2000 and 2001.

     Both of the obligations related to payments of shareholders fees ended during 2000.

     J) NOTES RECEIVABLE FROM OFFICERS

     Certain officers were required to purchase shares of Orion Power's common stock under their employment agreements. As of December 31, 1999, these officers owed Orion Power $671,000 related to the purchase of approximately 97,500 shares of common stock and related interest. As of December 31, 2000, these officers owed Orion Power $5,916,000 related to the purchase of 742,700 shares of common stock, and related interest. As of December 31, 2001, the officers owed Orion Power $3,736,000 related to the purchase of 645,200 shares of common stock, and related interest. The Company expects the balance to be paid off in conjunction with the merger.

     K) TURBINE PURCHASES

     In September 2000, Orion Power entered into a letter of intent for the delivery over the next four years of 10 combustion turbine generators from Siemens Westinghouse Power Corporation as part of the repowering and new development efforts. The total purchase price made is approximately $372,000,000, substantially all of which is payable at various times in 2002 through 2004. As part of Orion Power's acquisition of Columbia Electric Corporation, Orion Power acquired the rights to purchase eight additional turbine generators, which will be installed in the projects under construction. In February and March 2001, the Company entered into two letters of intent for delivery of turbine generators for the Company's development projects for a total of approximately $287,300,000. The Company signed purchase contracts in August 2001 for turbines within these letters of intent related to the Kelson Ridge facility. As of December 31, 2001, the Company has committed to pay approximately $697,000,000 for turbine purchase of which $570,000,000 remains outstanding.

     L) LEASES

     Orion Power has entered in various noncancelable operating lease arrangements for office space, storage space, and office furniture. These leases terminate at various dates through December 2005.

     Future minimum payments due under these leases are as follows (in thousands):

          Year ending December 31,                          Operating
          ------------------------------------------------- ---------
          2002                                              $     318
          2003                                                    318
          2004                                                    318
          2005                                                    159
                                                            ---------
                                                            $   1,113
                                                            =========

     Total rental expense for the years ended December 31, 1999, 2000, 2001 was (in thousands) $268, $205, and $377, respectively.

     M) INCOME TAXES

     The income tax expense recorded in the Company's financial statements reflects changes in the composition of the deferred tax assets of the Company, including a true-up of prior years' activities.

     N) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Orion Power's financial instruments consist of cash and cash equivalents, restricted cash, accounts payable, accrued expenses, accrued interest, note payable and long-term debt. The fair value of these financial instruments, except for the senior notes, and convertible senior notes, approximates their carrying value as of December 31, 2001, due to their short-term nature.

     The carrying amount of the senior notes and convertible senior notes as of December 31, 2000 and 2001, was approximately $400,000,000 and $600,000,000, respectively, with a fair value of approximately $435,250,000 and $653,200,000, respectively. The fair value was estimated using discounted cash flow analysis, based on Orion Power's current incremental borrowing rate and the approximate carrying value based on quoted market prices for similar types of borrowing arrangements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on April 1, 2002.

                                        ORION POWER HOLDINGS, INC.

                                        By:  /s/ Curtis A. Morgan
                                             -----------------------------------
                                             Name:   Curtis A. Morgan
                                             Title:  President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

SIGNATURE                          TITLE                         DATE
---------                          -----                         ----

/s/ Curtis A. Morgan               President and Director        April 1, 2002
------------------------------     (Principal Executive Officer)
Curtis A. Morgan

/s/ C. Ronald Greenman, Jr.        Controller                    April 1, 2002
------------------------------     (Principal Financial and
C. Ronald Greenman, Jr.            Accounting Officer)

/s/ Joe Bob Perkins                Director                      April 1, 2002
------------------------------
Joe Bob Perkins

                                  EXHIBIT INDEX

EXHIBIT NUMBER      DESCRIPTION
--------------      -----------

     2.1* Agreement and Plan of Merger dated as of September 26, 2001 by and among Reliant Resources, Inc., Reliant Energy Power Generation Merger Sub, Inc. and Orion Power Holdings, Inc.

     3.1.1 Certificate of Merger of Reliant Energy Power Generation Merger Sub, Inc. into Orion Power Holdings, Inc., dated February 19, 2002, with Certificate of Incorporation of the Survivor Corporation attached.

     3.1.2 Amendment of Certificate of Incorporation of Reliant Energy Power Generation Merger Sub, Inc., dated February 19, 2002, renaming the corporation Orion Power Holdings, Inc.

     3.2.1          Amended and Restated Bylaws

     3.2.2          Amendment to Amended and Restated Bylaws

     4.1** Indenture, dated as of April 27, 2000 between Orion Power Holdings, Inc. and Wilmington Trust Company.

     4.2** Amended and Restated Registration Rights Agreement, dated April 26, 2000, by and among Orion Power Holdings, Inc., GS Capital Partners II, L.P. (and certain affiliates), Constellation Enterprises, Inc., Constellation Operating Services, Inc., certain affiliates of Mitsubishi Corporation and Tokyo Electric Power Company International B.V.

     4.3** Rights Agreement dated as of November 1, 2000 between Orion Power Holdings, Inc. and LaSalle Bank National Association, as Rights Agent.

     4.4** Exchange and Registration Rights Agreement dated as of April 27, 2000 by and among Orion Power Holdings, Inc. and the purchasers of the 12% senior notes due 2010.

     4.5*** Indenture dated as of June 6, 2001 between Orion Power Holdings, Inc. and Wilmington Trust Company.

     10.1** Credit Agreement, dated as of July 28, 1999, by and among Orion Power New York, L.P., Bank of America Securities LLC, Paribas, and the other financial institutions who are signatories to the agreement.

     10.2*** Amended and Restated Credit Agreement dated as of December 15, 2000, between Orion Power MidWest, L.P., Banc of America Securities LLC, Goldman Sachs Credit Partners L.P., Paribas, Deutsche Bank Securities Inc., Bank of America, N.A., Deutsche Bank AG New York Branch, and the Lenders named therein.

     10.3** Credit Agreement, dated as of July 27, 2000, by and among Orion Power Holdings, Inc., Fleet National Bank, Union Bank of California, N.A. and the other financial institutions who are signatories to the agreement.

     10.4** Asset Purchase Agreement, dated as of March 2, 1999, between Astoria Generating Company, L.P. and Consolidated Edison Company of New York, Inc., relating to the acquisition of the assets located in New York City.

     10.5** Asset Purchase Agreement, dated December 2, 1998, between Erie Boulevard Hydropower, L.P. and Niagara Mohawk Power Generating Company, L.P., relating to the acquisition of the Hydro Assets.

     10.6** Asset Purchase Agreement, dated as of September 24, 1999 between the Company, Duquesne Light Company, First Energy Corporation and the other parties named therein.

     10.7** Asset Purchase Agreement, dated as of June 23, 1998, between Carr Street Generating, L.P. and East Syracuse Generating Company, relating to the acquisition of the Carr Street Generating Station.

     10.8** Transition Capacity Agreement, dated as of July 1, 1999, between Astoria Generating Company, L.P. and Consolidated Edison Company of New York, Inc.

     10.9** Provider of Last Resort Agreement, dated as of September 24, 1999, between Duquesne Light Company and Orion Power Holdings, Inc.

     10.10** Transition Power Purchase Agreement, dated as of February 4, 1999, between Niagara Mohawk Power Corporation and Erie Boulevard Hydropower, L.P.

     10.11** Capacity Sale and Tolling Agreement, dated as of November 19, 1998, between Carr Street Generating Station, L.P. and Constellation Power Source, Inc.

     10.12** Strategic Alliance Agreement, dated as of March 10, 1998, between Orion Power Holdings, Inc. and Constellation Power Source, Inc.

     10.13** Non-Competition Agreement, dated as of March 10, 1998, between Orion Power Holdings, Inc., Baltimore Gas and Electric Company and Constellation Power, Inc.

     10.14** Non-Competition Agreement, dated as of November 5, 1999, between Orion Power Holdings, Inc. and Mitsubishi Corporation.

     10.15** Non-Competition Agreement, dated as of November 5, 1999, between Orion Power Holdings, Inc. and Tokyo Electric Power Company International B.V.

     10.16** Form of Amended and Restated Employment Agreement between Orion Power Holdings, Inc. and Jack A. Fusco.

     10.17** Form of Amended and Restated Employment Agreement between Orion Power Holdings, Inc. and Scott B. Helm.

     10.18** Form of Amended and Restated Employment Agreement between Orion Power Holdings, Inc. and W. Thaddeus Miller.

     10.19** Form of Employment Agreement between Orion Power Holdings, Inc. and E. Thomas Webb.

     10.20** Third Amended and Restated Stockholders' Agreement, dated as of April 26, 2000, by and among Orion Power Holdings, Inc., GS Capital Partners II, L.P. (and certain affiliates), Constellation Enterprises, Inc. (and certain affiliates), certain affiliates of Mitsubishi Corporation and Tokyo Electric Power Company International B.V.

     10.21** Agency Agreement, dated as of April 28, 2000, by and between Orion Power MidWest, L.P., Orion Power Holdings, Inc. and Constellation Power Source, Inc.

     10.22** Investor Rights Agreement dated as of April 5, 2000 between Orion Power Holdings, Inc., Frederic V. Salerno and the existing stockholders named therein.

     10.23** Agreement dated as of April 5, 2000 between Orion Powers Holdings, Inc. and Frederic V. Salerno.

     10.24** Stock Purchase Agreement dated as of April 26, 2000 between Orion Powers Holdings, Inc. and Constellation Operating Services, Inc.

     10.25** Stock Purchase Agreement dated as of September 29, 2000 between Columbia Energy Group and Orion Power Holdings, Inc.

     10.26** Gas Tolling Agreement dated as of September 21, 2000 between Orion Powers Holdings, Inc. and Constellation Power Source, Inc.

     10.27** Form of Agreement among Orion Powers Holdings, Inc. and the Goldman Shareholders named therein.

     10.28** Form of Agreement among Orion Powers Holdings, Inc. and the Shareholders named therein.

     10.29****      Employment Agreement dated as of December 12, 2000, between
                    Orion Power Holdings, Inc. and Dr. Michael Gluckman.

     10.30*** Master Agreement dated as of July 31, 2000 between Liberty Electric Power, LLC, Liberty Electric PA, LLC, the Institutional Lenders named therein, and The Chase Manhattan Bank as Administrative Agent.

     10.31*** Credit Agreement dated as of July 31, 2000 between Liberty Electric PA, LLC, the Bank Lenders named therein, and the Chase Manhattan Bank as Administrative Agent.

     10.32*** Note Purchase Agreement dated as of July 31, 2000 between Liberty Electric PA, LLC and the Institutional Lenders named therein.

     10.33****      Amendment No. 4 to Amended and Restated Credit Agreement
                    dated as of December 15, 2000, between Orion Power MidWest,
                    L.P., Banc of America Securities LLC, Goldman Sachs Credit
                    Partners L.P., Paribas, Deutsche Bank Securities Inc., Bank of America, N.A., Deutsche Bank AG New York Branch, and the
                    Lenders named therein.

     99.1 Confirmation of Receipt of Assurances from Arthur Andersen LLP, dated March 27, 2002

______________
* Incorporated by reference to Exhibit 2.1 to Form 8-K filed by Orion Power Holdings, Inc. on September 26, 2001.

** Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-44118).

*** Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-60796).

**** Incorporated by reference to the Registrant's Registration Statement on Form S-4, as amended (File No. 333-57110).