Form 10-Q
period 2002-03-31
ORION POWER HOLDINGS INC
filed 2002-05-20
CIK 1120236

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (410) 230-3500

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                             ---   ---

         AS OF MAY 15, 2002, ORION POWER HOLDINGS, INC. HAD 1,000 SHARES OF COMMON STOCK OUTSTANDING, ALL OF WHICH WERE HELD BY RELIANT RESOURCES, INC.

         ORION POWER HOLDINGS, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                   ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2002

                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I.       FINANCIAL INFORMATION...............................................................................3

Item 1.       Financial Statements................................................................................3

              Consolidated Balance Sheets as of December 31, 2001 and March 31, 2002 (unaudited)..................3

              Consolidated Statements of Operations for the Three Months ended March 31, 2001, for the period January 1, 2002 through February 19, 2002, and for the period February 20, 2002 through March 31, 2002 (unaudited)..................................................................5

              Consolidated Statements of Cash Flows for the Three Months ended
              March 31, 2001, for the period January 1, 2002 through February
              19, 2002, and for the period February 20, 2002 through March 31,
              2002(unaudited).....................................................................................6

              Notes to Unaudited Consolidated Financial Statements................................................7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations...............15

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.........................................20


PART II.      OTHER INFORMATION..................................................................................21

Item 1.       Legal Proceeding...................................................................................21

Item 4.       Submission of Matters to a Vote of Security Holders................................................21

Item 5.       Other Information..................................................................................21

Item 6.       Exhibits and Reports on Form 8-K...................................................................21

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                   ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     FORMER ORION       CURRENT ORION
                                                                                   ------------------   --------------
                                                                                   DECEMBER 31, 2001    MARCH 31, 2002
                                                                                   ------------------   --------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ...................................................   $          183,719   $        6,609
   Restricted cash .............................................................              336,714          294,083
   Accounts receivable, net of allowances for bad debts of $1,631 and
      $1,006 at December 31, 2001 and March 31, 2002, respectively .............              134,113          155,634
   Inventories and supplies ....................................................               58,969           59,639
   Deferred income tax asset ...................................................                3,754            4,189
   Derivative assets ...........................................................               13,472           57,241
   Prepaid expenses and other current assets ...................................               22,544           61,066
                                                                                   ------------------   --------------
Total current assets ...........................................................              753,285          638,461
                                                                                   ------------------   --------------
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $247,543 AND
   $19,391 AT DECEMBER 31, 2001 AND MARCH 31, 2002, RESPECTIVELY ...............            3,350,893        3,987,323
OTHER NONCURRENT ASSETS:
   Prepaid expenses and other noncurrent assets ................................                7,089           58,202
   Derivative assets ...........................................................               11,563           74,432
   Identifiable purchased intangibles, net of accumulated amortization
      of $10,203 at December 31, 2001 ..........................................               65,734               --
   Goodwill, net of accumulated amortization of $857 at December 31, 2001 ......              101,972        1,320,841
   Deferred financing costs, net of accumulated amortization of $30,084 at
      December 31, 2001 ........................................................               37,762               --
                                                                                   ------------------   --------------
   Total other noncurrent assets ...............................................              224,120        1,453,475
                                                                                   ------------------   --------------
   Total assets ................................................................   $        4,328,298   $    6,079,259
                                                                                   ==================   ==============


              The accompanying notes are an integral part of these consolidated financial statements.

                   ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 FORMER ORION   CURRENT ORION
                                                                                  -----------    -----------
                                                                                  DECEMBER 31,    MARCH 31,
                                                                                     2001           2002
                                                                                  -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term borrowings and current portion of long-term debt ................   $ 1,614,334    $ 1,829,194
   Accounts payable ...........................................................        76,336         50,748
   Accounts payable, affiliated companies .....................................            --          2,950
   Accrued interest ...........................................................        17,276         30,767
   Deferred revenue ...........................................................         1,875             --
   Deferred income tax liabilities ............................................            --            816
   Derivative liabilities .....................................................         3,090         60,639
   Other ......................................................................        26,432         34,843
                                                                                  -----------    -----------
Total current liabilities .....................................................     1,739,343      2,009,957
Long-term debt ................................................................       870,000        754,988
Deferred income tax liabilities ...............................................         1,204        180,329
Derivative liabilities ........................................................        88,634         53,877
Other long-term liabilities ...................................................        47,487        103,341
                                                                                  -----------    -----------
Total liabilities .............................................................     2,746,668      3,102,492
                                                                                  -----------    -----------

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 200 million shares authorized; 103,648,909 shares issued and outstanding at December 31, 2001 and
      1,000 shares issued and outstanding at March 31, 2002, respectively .....         1,037             --
   Additional paid-in capital .................................................     1,503,891      2,955,148
   Deferred compensation ......................................................        (1,763)            --
   Notes receivable from officers .............................................        (3,736)            --
   Accumulated other comprehensive (loss) income ..............................       (51,061)         8,529
   Retained earnings ..........................................................       133,262         13,090
                                                                                  -----------    -----------
   Total stockholders' equity .................................................     1,581,630      2,976,767
                                                                                  -----------    -----------
   Total liabilities and stockholders' equity .................................   $ 4,328,298    $ 6,079,259
                                                                                  ===========    ===========

              The accompanying notes are an integral part of these consolidated financial statements.

                   ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         FORMER ORION                    CURRENT ORION
                                                               --------------------------------------    --------------
                                                                                  FOR THE PERIOD         FOR THE PERIOD
                                                               FOR THE THREE      JANUARY 1, 2002      FEBRUARY 20, 2002
                                                                MONTHS ENDED          THROUGH               THROUGH
                                                               MARCH 31, 2001     FEBRUARY 19, 2002      MARCH 31, 2002
                                                               --------------    --------------------  -----------------
OPERATING REVENUES .........................................   $      274,251    $            134,473    $      112,332
                                                               --------------    --------------------    ---------------

OPERATING EXPENSES:

   Fuel ....................................................          111,728                  46,514            35,753
   (Gain) Loss on derivative instruments ...................           (1,521)                 12,065              (677)
   Operations & maintenance ................................           27,906                  22,419            11,566
   General & administrative ................................           12,778                  86,188             5,943
   Taxes other than income taxes ...........................           17,786                   8,576             8,149
   Depreciation and amortization ...........................           32,195                  25,530            19,391
                                                               --------------    --------------------    --------------
Total operating expenses ...................................          200,872                 201,292            80,125
                                                               --------------    --------------------    --------------
OPERATING INCOME (LOSS) ....................................           73,379                 (66,819)           32,207
Interest income ............................................            5,791                   1,101               607
Interest expense ...........................................          (52,891)                (25,067)          (12,311)
                                                               --------------    --------------------    --------------
Income (Loss) before provision/benefit for income tax ......           26,279                 (90,785)           20,503
Income tax (provision) benefit .............................          (11,162)                 38,611            (7,413)
                                                               --------------    --------------------    --------------
   NET INCOME (LOSS) .......................................   $       15,117    $            (52,174)   $       13,090
                                                               ==============    ====================    ==============

              The accompanying notes are an integral part of these consolidated financial statements.

                   ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                FORMER ORION                CURRENT ORION
                                                                    ------------------------------------    --------------
                                                                    FOR THE THREE      FOR THE PERIOD      FOR THE PERIOD
                                                                    MONTHS ENDED       JANUARY 1, 2002    FEBRUARY 20, 2002
                                                                      MARCH 31,            THROUGH            THROUGH
                                                                        2001           FEBRUARY 19, 2002    MARCH 31, 2002
                                                                    --------------    ------------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ............................................   $       15,117    $          (52,174)   $       13,090
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Deferred income taxes .....................................            4,203                (4,787)            1,132
      Deferred compensation .....................................              399                 1,763                --
      (Gain) Loss on derivative instruments .....................           (1,521)               12,065              (677)
      Interest income on officers note receivable ...............              (91)                   --                --
      Depreciation and amortization .............................           35,941                25,530            19,391
      Change in assets and liabilities:
         Restricted cash ........................................           93,985                86,339           (43,708)
         Accounts receivable ....................................            8,239               (50,375)           12,029
         Inventories and supplies ...............................              328                  (539)           (3,716)
         Prepaid expenses and other current assets ..............            3,084               (44,279)            5,758
         Prepaid expenses and other noncurrent assets ...........          (13,843)              (37,798)            5,348
         Accounts payable .......................................          (51,622)               26,041           (31,160)
         Accrued interest .......................................           12,589                16,738            (3,233)
         Deferred revenue .......................................             (919)                 (517)               --
         Other current liabilities ..............................           (9,646)              (10,958)          (31,514)
         Other long-term liabilities ............................              782                45,802            (5,967)
                                                                    --------------    ------------------    --------------
Net cash provided by (used in) operating activities .............           97,025                12,851           (63,227)
                                                                    --------------    ------------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment ........................         (116,807)              (49,642)          (17,586)
                                                                    --------------    ------------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock, net .............................               --                   491                --
      Payments on debt ..........................................           (3,443)              (78,758)          (25,026)
      Borrowings on debt ........................................           66,900                21,000            16,200
      Net change in payables to affiliates ......................               --                    --             2,951
      Payments on deferred financing fees .......................             (250)                 (100)               --
      Proceeds from note receivable from officers ...............               --                 3,736                --
                                                                    --------------    ------------------    --------------
Net cash provided by (used in) financing activities .............           63,207               (53,631)           (5,875)
                                                                    --------------    ------------------    --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS .........................           43,425               (90,422)          (86,688)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................          135,834               183,719            93,297
                                                                    --------------    ------------------    --------------
CASH AND CASH EQUIVALENTS, ENDING OF PERIOD .....................   $      179,259    $           93,297    $        6,609
                                                                    ==============    ==================    ==============

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
      Interest ..................................................   $       38,806    $            7,342    $       19,750
                                                                    ==============    ==================    ==============
      Income taxes ..............................................   $        7,522    $               65    $            6
                                                                    ==============    ==================    ==============

              The accompanying notes are an integral part of these consolidated financial statements.

                   ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF INTERIM PRESENTATION

     Included in this Quarterly Report on Form 10-Q (Form 10-Q) for Orion Power Holdings, Inc. together with its subsidiaries (Orion Power or the Company) are the Company's consolidated interim financial statements and notes (Interim Financial Statements). The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the annual report on Form 10-K of Orion Power (Orion Power Form 10-K) for the year ended December 31, 2001.

     On February 19, 2002, Orion Power was acquired in a merger by a wholly owned subsidiary of Reliant Resources, Inc. (Reliant Resources) (the Merger). As a result, Orion Power became a wholly owned subsidiary of Reliant Resources, which is in turn a majority-owned subsidiary of Reliant Energy, Inc. (Reliant Energy) (see Note 5).

     As of March 31, 2002, Orion Power owned 81 power plants with a total net generating capacity of approximately 5,644 megawatts (MW) and two development projects with an additional 804 MW of capacity under construction.

     Within these financial statements, "Current Orion" and "Former Orion" refer to Orion Power, after and before, respectively, the February 2002 acquisition by Reliant Resources (see Note 5).

     As a result of the Merger, Orion Power is no longer required to present earnings per share (EPS) data as its common shares (all of which are owned by Reliant Resources) are not publicly held. EPS data for Former Orion has not been included because the Company believes it is no longer meaningful.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company records gross revenue for energy sales and services related to its electric power generation facilities under the accrual method and these revenues generally are recognized upon delivery. Energy sales and services related to its electric power generation facilities not billed by month-end are accrued based upon estimated energy and services delivered. Electric power and other energy services are sold at market-based prices through existing power exchanges or through third-party contracts.

     The gains and losses related to financial instruments and contractual commitments qualifying and designated as hedges related to the sale of electric power and purchase of fuel are deferred in other comprehensive income to the extent the contracts are effective, and then are recognized in the same period as the settlement of the underlying physical transaction. These realized gains and losses are included in operating revenues and operating expenses in the Consolidated Statements of Operations. For additional discussion, see Note 2 to the consolidated financial statements included in the Orion Power Form 10-K (Orion Power 10-K Notes).

     The Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations of the Company for the respective periods. Amounts reported in the Consolidated Statements of Operations are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (a) seasonal fluctuation in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures, and (d) acquisitions and dispositions of assets and other interests. In addition, certain amounts from the prior period have been reclassified to conform to the Company's presentation of financial statements in the current period. These reclassifications do not affect the earnings of the Company.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" (SFAS No. 141). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. The Company adopted the provisions of the statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 on January 1, 2002. The adoption of SFAS No. 141 did not have a material impact on the Company's historical results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. SFAS No. 143 requires entities to record a cumulative effect of change in accounting principle in the income statement in the period of adoption. The Company plans to adopt SFAS No. 143 on January 1, 2003, and is in the process of determining the effect of adoption on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 did not materially change the methods used by the Company to measure impairment losses on long-lived assets.

     See Note 3 for a discussion regarding the Company's adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133) on January 1, 2001 and adoption of subsequent cleared guidance. See Note 6 for a discussion regarding the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) on January 1, 2002.

3.   DERIVATIVE FINANCIAL INSTRUMENTS

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

     The Company accounts for its derivative instruments at fair value as assets or liabilities. All derivatives held by the Company either qualify as cash flow hedges or are accounted for with no hedging designation. To qualify for cash flow hedge accounting, the hedge relationship must be formally designated and documented at inception and be anticipated to be highly effective. If the requirements for hedge accounting are not met, the Company classifies the derivative as no hedging designation, accounting for derivative fair value changes currently through the Consolidated Statements of Operations.

     The Company reports interest rate swaps at fair value with changes in the swap fair value reported in either other comprehensive income (OCI) or earnings as determined by whether the contract is designated in a qualifying hedge relationship. For interest rate swaps qualifying for hedge accounting, the effective portion of the gains/losses on the interest rate swaps are reported as a component of OCI. Deferred gains and losses from effective hedge relationships will be reclassified into earnings as adjustments to interest expense over the life of the forecasted variable interest payments being hedged. If the swap does not qualify for hedge accounting, any change in fair value is reported currently in earnings.

     The Company accounts for financial contracts for the forward purchase and sale of various commodities as derivatives at fair value. The classification for reporting the change in fair values depends on whether the contract qualifies for hedge accounting. For those contracts that qualify for hedge accounting, the effective portion of the derivative fair value change for those contracts are reported as a component of OCI. Gains/losses on the commodity forward contracts are reclassified from OCI to earnings in the same period(s) that the hedged forecasted transactions involving the commodity impacts earnings. For those commodity contracts to which hedge accounting is not applied, the Company reports any change in fair value currently in earnings.

     The Company also has certain commodity purchase contracts for the physical delivery of goods in quantities expected to be used in the normal course of business. These contracts meet the definition of a derivative, however, they are considered to be exempt from the requirement to record the contract in the financial statements under the normal purchases and sales exception, and thus are not reflected in the balance sheet at fair value.

     The adoption of SFAS No. 133 resulted in a one-time pre-tax reduction of approximately $57 million ($33 million after taxes) to OCI, a component of Stockholders' Equity. The reduction to OCI resulted from the recognition of the Company's contracts meeting the definition of a derivative at fair value. At March 31, 2002, the Company had net derivative assets of approximately $17 million and OCI of approximately $9 million respectively, after tax, related to fair values of the Company's derivatives. As of March 31, 2002, the Company expects $2 million in accumulated other comprehensive income to be reclassified into net income during the next twelve months.

     The application of SFAS No. 133 is still evolving as the FASB clears issues submitted to the Derivatives Implementation Group for consideration. During the second quarter of 2001, an issue that applies exclusively to the electric industry and allows the normal purchases and normal sales exception for option-type contracts if certain criteria are met was approved by the FASB with an effective date of July 1, 2001. The adoption of this cleared guidance had no impact on the Company's results of operations. Certain criteria of this previously approved guidance were revised in October and December 2001 and became effective on April 1, 2002. The effect of adoption of the revised guidance did not have a material impact on the Company's consolidated financial statements.

     During the third quarter of 2001, the FASB cleared an issue related to application of the normal purchases and normal sales exception to contracts that combine forward and purchased option contracts. The effective date of this guidance was April 1, 2002 and the effect of adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

4.   RELATED PARTY TRANSACTIONS

     Orion Power does not rely on significant related party transactions in its operations. During 2001, Orion Power was involved in several contracts with current or former owners related to the operations of certain of its facilities. Additionally, Orion Power had several notes receivable, with an aggregate amount of $3.7 million, from officers outstanding at December 31, 2001, which were paid off at the completion of the Merger on February 19, 2002.

     The Interim Financial Statements include transactions between the Company and Reliant Resources and its subsidiaries other than the Company. The majority of these transactions involve the purchase or sale of capacity, energy, ancillary services, fuel, emissions allowances or related derivatives or services (including transportation, transmission and storage services) by Reliant Energy Services, Inc. (RES), a wholly owned subsidiary of and the primary trading entity for Reliant Resources, from or to the Company. These transactions have been entered into on an arm's-length basis with pricing derived from market indices, the actual price paid by RES to the upstream third party for the relevant product or another price reflecting market conditions at the time the transaction is entered into.

5.   ACQUISITION BY RELIANT RESOURCES, INC.

     On February 19, 2002, the Company was acquired by merger by a wholly owned subsidiary of Reliant Resources, which in turn, is a majority-owned subsidiary of Reliant Energy. The transaction resulted in the purchase by Reliant Resources of the outstanding shares of common stock of the Company for $26.80 per share in cash for an aggregate purchase price of approximately $2.9 billion. Reliant Resources funded the Orion Power acquisition with a $2.9 billion credit facility and $41 million of cash on hand.

     Reliant Resources accounted for the acquisition as a purchase with assets and liabilities of Orion Power reflected at their estimated fair values. The Company's fair value adjustments included adjustments in property, plant and equipment, debt, unrecognized pension and postretirement benefits liabilities and related deferred taxes. The fair value adjustments related to the acquisition have been pushed down to Orion Power. The Company expects to finalize these fair value adjustments no later than February 2003, based on valuations of property, plant and equipment, intangible assets and other assets and obligations.

     The following table presents selected financial information and unaudited pro forma information for the three months ended March 31, 2001 and the period from January 1, 2002 through February 19, 2002, as if the acquisition had occurred on January 1, 2001 and 2002, as applicable.

                                                           THREE MONTHS ENDED              JANUARY 1 THROUGH
                                                             MARCH 31, 2001                FEBRUARY 19, 2002
                                                       -------------------------       --------------------------
                                                         ACTUAL        PRO FORMA         ACTUAL        PRO FORMA
                                                       -----------     ---------       ------------    ----------
                                                                              (IN MILLIONS)
Revenues............................................   $       274     $     274       $        134    $      134
Net income (loss)...................................            15            17                (52)          (51)

     These unaudited pro forma results, based on assumptions deemed appropriate by the Company's management, have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted if Orion Power had been acquired by Reliant Resources on January 1, 2001 and 2002, as applicable. Purchase-related adjustments to the results of operations include the effects on depreciation and amortization, interest expense and income taxes. The unaudited pro forma condensed consolidated financial statements reflect the acquisition of Orion Power in accordance with SFAS No. 141 and SFAS No. 142. For additional information regarding the Company's adoption of SFAS No. 141 and SFAS No. 142, please read Notes 2 and 6.

6.   GOODWILL AND INTANGIBLES

     In July 2001, the FASB issued SFAS No. 142, which provides for a non-amortization approach, whereby goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. The Company adopted the provisions of the statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001 on January 1, 2002.

     On January 1, 2002, the Company discontinued amortizing goodwill into its results of operations pursuant to SFAS No. 142. The Company had no goodwill amortization for the three months ended March 31, 2001.

     As of March 31, 2002, Reliant Resources had assigned no fair value to specific intangibles. The Company expects to finalize the fair value adjustments to any intangible assets no later than February 2003 based on valuations of specific intangibles. The components of the Company's other intangible assets as of December 31, 2001, consist of the following (in thousands):

                                                                                                  DECEMBER 31, 2001
                                                                                                  -----------------
Federal Energy Regulatory Commission Licenses..................................................   $          60,348
Provider Of Last Resort Contract...............................................................              14,288
Other..........................................................................................               1,301
                                                                                                  -----------------
Total..........................................................................................              75,937
Less: accumulated amortization.................................................................             (10,203)
                                                                                                  -----------------
Total..........................................................................................   $          65,734
                                                                                                  =================

     Amortization expense for other intangibles for the three months ended March 31, 2001, the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through March 31, 2002 was $5.0 million, $3.3 million, and $0, respectively.

7.   BORROWINGS FROM THIRD PARTIES

     New York Credit Agreement. As of March 31, 2002, Orion Power New York (Orion NY), a wholly-owned subsidiary of Orion Power Holdings, Inc., had a secured credit agreement (New York Credit Agreement), which includes a $502 million acquisition facility and a $30 million revolving working capital facility. As of March 31, 2002, Orion NY had $502 million of acquisition loans outstanding. As of March 31, 2002, there were no revolving loans outstanding. A total of $10 million in letters of credit were outstanding under the New York Credit Agreement. The loans bear interest at the borrower's option at (a) a base rate or (b) LIBOR plus a margin. The rate as of March 31, 2002, was 3.75%. The credit agreement is secured by substantially all of the assets of Orion NY. The credit agreement expires in December 2002.

     MidWest Credit Agreement. As of March 31, 2002, Orion Power MidWest LP (Orion Power MidWest), a wholly-owned subsidiary of Orion Power Holdings, Inc., had a secured credit agreement (Midwest Credit Agreement), which includes a $988 million acquisition facility and a $75 million revolving working capital facility. As of March 31, 2002, Orion Power MidWest had $988 million and $28 million of acquisition loans and revolving loans outstanding, respectively. A total of $15 million in letters of credit were outstanding under the MidWest Credit Agreement. The loans bear interest at the borrower's option at (a) a base rate or (b) LIBOR plus a margin. The rate as of March 31, 2002, was 3.34%. Borrowings under the MidWest Credit Agreement are secured by substantially all the assets of Orion Power MidWest. The credit agreement expires in October 2002.

     The New York Credit Agreement and the Midwest Credit Agreement (collectively the Orion Credit Agreements) contain restrictive covenants that restrict the ability to, among other things, make dividend distributions unless Orion NY or Orion MidWest satisfy various conditions. As of March 31, 2002 restricted cash under the Orion Credit Agreements totaled $267 million.

     In connection with the Orion Power acquisition, the existing interest rate swaps related to the New York Credit Agreement and MidWest Credit Agreement were bifurcated into a debt component and a derivative component. The fair value of the debt component, approximately $31 million for the New York Credit Agreement and $59 million for the MidWest Credit Agreement, was based on the Company's incremental borrowing rates at the acquisition date for similar types of borrowing arrangements. The value of the debt component will be amortized to interest expense over the life of the interest rate swaps. For the period from February 20, 2002 through March 31, 2002, $1 million and $2 million was amortized to interest expense for the New York Credit Agreement and MidWest Credit Agreement, respectively. See Note 3 for information regarding the Company's derivative financial instruments.

     The Orion Credit Agreements contain various business and financial covenants requiring Orion NY or Orion MidWest to, among other things, maintain a debt service coverage ratio of at least 1.5 to 1.0. For the three months ended March 31, 2002, Orion Power MidWest did not meet its debt service coverage ratio, and alternatively made a $25 million prepayment on March 22, 2002, as permitted by the MidWest Credit Agreement in order to maintain compliance. Orion Power MidWest may not be able to meet this debt service coverage ratio for the quarter ending June 30, 2002. It is the Company's current intention to arrange for the repayment, refinancing or amendment of these facilities prior to June 30, 2002. If the MidWest Credit Agreement facility is not repaid, refinanced or amended prior to that date, and if a waiver is required under this credit facility, the Company believes that it will be able to obtain such a waiver. However, the Company currently has no assurance that it will be able to obtain such a waiver or amendment from the lender group if required under the MidWest Credit Agreement.

     Liberty Credit Agreement. Liberty Electric Power, LLC (Liberty), a wholly-owned subsidiary of Orion Power Holdings, Inc., entered into a facility that provides for (a) a construction/term loan in an amount of up to $105 million; (b) an institutional term loan in an amount of up to $165 million; (c) an equity bridge loan in an amount of up to $41 million; (d) a revolving working capital facility for an amount of up to $5 million; and (e) a debt service reserve letter of credit facility of $17.5 million (Liberty Credit Agreements).

     Amounts outstanding under this facility bear interest at a floating rate for a portion of the facility, which may be either (a) a base rate or (b) LIBOR plus a margin, except for the institutional term loan which bears interest at a fixed rate. At March 31, 2002, the interest rate was 3.04% on the floating rate component and 9.02% on the fixed rate portion. As of March 31, 2002, Liberty had $135 million and $165 million of the floating rate and fixed rate portions of the facility outstanding, respectively.

     The lenders under the Liberty Credit Agreement have a security interest in substantially all of the assets of Liberty and have negative pledges on other fixed assets of Liberty. The Liberty Credit Agreement contains restrictive covenants that restrict Liberty's ability to, among other things, make dividend distributions unless Liberty satisfies various conditions. As of March 31, 2002, restricted cash under the Liberty Credit Agreement totaled $25 million.

     The equity bridge loan matures on the earlier of October 1, 2002, or a date on which the conditions precedent to conversion to a term loan are met. The debt service reserve letter of credit facility becomes available for use when the conditions precedent to conversion to a term loan are met and matures five years thereafter. The working capital facility becomes available for use six months prior to the scheduled conversion date and matures five years thereafter. The construction/term loan matures on the earlier of October 1, 2002, or a date on which the conditions precedent to conversion to a term loan are met and matures 10 years thereafter. The institutional term loan has a final maturity date of April 15, 2026.

     Senior Notes. Orion Power has outstanding $400 million of 12% senior notes, due 2010 (Senior Notes). The Senior Notes are senior unsecured obligations of Orion Power. Orion Power is not required to make any mandatory redemption or sinking fund payments with respect to the Senior Notes. The Senior Notes are not guaranteed by any of Orion Power's subsidiaries. In connection with the Orion Power acquisition, the Company recorded the Senior Notes at estimated fair value, $479 million. The $79 million premium will be amortized against interest expense over the life of the Senior Notes. The fair value of the Senior Notes is based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The Senior Notes indenture contains covenants that include among others, restrictions on the payment of dividends.

     Pursuant to certain change of control provisions, Orion Power commenced an offer to repurchase the Senior Notes on March 21, 2002. The offer to repurchase expired on April 18, 2002. There were no acceptances of the offer to repurchase and the entire $400 million remains outstanding.

     Before May 1, 2003, Orion Power may redeem up to 35 percent of the Senior Notes issued under the indenture at a redemption price of 112% of the principal amount of the notes redeemed, plus accrued and unpaid interest and special interest, with the net cash proceeds of an equity offering provided that certain provisions under the indenture are met.

     Revolving Senior Credit Facility. Orion Power has an unsecured $75 million revolving senior credit facility that matures in December 2002. Amounts outstanding under the facility bear interest at a floating rate. As of March 31, 2002, there were no outstanding borrowings under this facility, but a total of $70 million in letters of credit were outstanding.

     The senior credit facility of Orion Power contains various business and financial covenants that require Orion Power to, among other things, maintain a debt service coverage ratio of at least 1.4 to 1.0. Orion Power did not meet the debt service coverage ratio for the quarter ended March 31, 2002. In the event that Orion Power is unable to meet this financial covenant for a second consecutive fiscal quarter it would constitute a default under its credit facility. It is the Company's current intention to arrange for the repayment, refinancing or amendment of this facility prior to June 30, 2002. If this facility is not repaid, refinanced or amended prior to that date, and if a waiver is required under this credit facility, the Company believes that it will be able to obtain such a waiver. However, the

Company currently has no assurance that it will be able to obtain such a waiver or amendment from the lender groups if required under this credit facility.

     Convertible Senior Notes. Orion Power had outstanding an aggregate principal amount of $200 million of 4.5% convertible senior notes, due on June 1, 2008. Pursuant to certain change of control provisions, Orion Power commenced an offer to repurchase the $200 million 4.5% convertible senior notes on March 1, 2002, which expired on April 10, 2002. The Company repurchased $189 million in principal amount under the offer to repurchase and $11 million remains outstanding. The repurchase was funded with cash provided by Reliant Resources.

8.   COMPREHENSIVE INCOME AND STOCKHOLDERS' EQUITY

     The following table summarizes the components of total comprehensive (loss) income (in thousands):

                                                                      FORMER ORION                     CURRENT ORION
                                                          ----------------------------------------    ------------------
                                                             THREE MONTHS       JANUARY 1 THROUGH        FEBRUARY 20
                                                            ENDED MARCH 31,         FEBRUARY 19,       THROUGH MARCH 31,
                                                                 2001                   2002               2002
                                                          ------------------    ------------------    ------------------
Net income ............................................   $           15,117    $          (52,174)   $           13,090
Other comprehensive income (loss):
  Cumulative effect of adoption of SFAS No. 133 .......              (33,330)                   --                    --
  Change in valuation of cash flow hedges .............              (14,289)               (2,344)                8,529
                                                          ------------------    ------------------    ------------------
Comprehensive (loss) income ...........................   $          (32,502)   $          (54,518)   $           21,619
                                                          ==================    ==================    ==================

     In conjunction with the acquisition on February 19, 2002, all outstanding stock options and warrants of the Company were vested and exercised and immediately purchased by Reliant Resources in cash. All outstanding common stock of the Company was purchased by Reliant Resources and retired. The 1,000 shares ($1.00 par value), authorized and outstanding, of the merger subsidiary were immediately converted into 1,000 shares of the surviving corporation, Orion Power Holdings, Inc.

9.   COMMITMENTS AND CONTINGENCIES

     Generating Projects. As of March 31, 2002, the Company had two generating facilities under construction. Total estimated costs of constructing these facilities are $340 million. As of March 31, 2002, the Company had incurred $320 million of the total projected costs of these projects, which were funded primarily from debt facilities.

     In addition, the Company has commitments to purchase additional power generation equipment, consisting of steam and combustion turbines and heat recovery steam generators, for a total estimated cost of $697 million, with a remaining commitment of $533 million. The Company is actively attempting to market this equipment, having determined that it is in excess of its current needs.

     Tolling Agreement for Liberty Electric Generating Station. The output of Liberty Electric Generating Station is contracted under a tolling agreement for a term of approximately 14 years. Under this agreement, the counterparty will have the exclusive right to receive all energy, capacity and ancillary services produced by the plant. The counterparty will pay for, and be responsible for, all fuel used by the plant under the tolling agreement. The facility achieved commercial operation on April 15, 2002 and the commencement of the tolling agreement is expected to occur in the second quarter of 2002.

     Agreements and Amendments to Agreements with Duquesne Light Company. On February 15, 2002, the Company executed with Duquesne Light Company a capacity agreement, amendments to the Provider of Last Resort (POLR) Contract I and II Agreements, and an amended and restated ancillary services agreement, as well as amendments to certain related agreements as necessary to allow such agreements to function mechanically within the Pennsylvania, New Jersey and Maryland (PJM
West) structure. Effectiveness of all of the foregoing is conditioned upon receipt of the consent of the Company's lenders as well as the satisfaction of multiple other conditions precedent, including without limitation Federal Energy Regulatory Commission (FERC) approval of certain changes to Duquesne Light Company's retail and supplier tariffs to allow Duquesne Light Company to pass on to the applicable customers amounts payable by Duquesne Light Company under the capacity agreement and additional amounts under the amended and restated ancillary services agreement. If such conditions are not satisfied within 180 days of the execution date, the new agreements and amendments do not become effective and will terminate automatically.

     Orion Power Environmental Contingencies. In connection with the acquisition of 70 hydro plants in northern and central New York and four gas- or oil- fired plants in New York City, Orion Power recorded a liability for the estimated cost of environmental remediation. The liability was based on valuation reports provided by independent environmental liability assessment experts. In conjunction with these valuations, Orion Power has developed remediation plans for each item specifically identified. For environmental items at the New York City sites, the New York State Department of Environmental Conservation has issued consent orders requiring active investigation and remediation of past releases of petroleum and other substances by the prior owners. The consent order also contains obligations related to continuing compliance with environmental regulations. At March 31, 2002, the liability totaled approximately $7 million which is expected to be paid out through 2009.


     In connection with the acquisition of Midwest assets by Orion Power, Orion Power recorded a liability for the estimated cost of environmental remediation. The liability was based on valuations performed by independent environmental liability assessment experts. In conjunction with these valuations, Orion Power has developed remediation plans for the known liabilities. At March 31, 2002, the liability totaled approximately $5 million which is expected to be paid out through 2009.

10.  INCOME TAXES

     The Company is included in the consolidated income tax returns of Reliant Energy. The Company calculates its income tax provision on a separate return basis under a tax sharing agreement with Reliant Energy. The Company uses the liability method of accounting for deferred income taxes and measures deferred income taxes for all significant income tax temporary differences. Prior to the acquisition date, the Company filed a consolidated federal income tax return. The Company's pre-acquisition consolidated federal income tax returns have been audited and settled through the year 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in combination with our Interim Financial Statements contained in this Form 10-Q.

     Orion Power meets the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Orion Power has omitted from this report the information called for by the following
Part II items of Form 10-Q: Item 2 (Changes in Securities and Use of Proceeds) and, Item 3 (Defaults Upon Senior Securities). The following discussion explains material changes in the amount of revenue and expense items of Orion Power between the three months ended March 31, 2001 and the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through March 31, 2002.

     This report contains "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company's outlook for 2002 and beyond, the Company's expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

OVERVIEW

     We are an electric power generating company formed in March 1998 to acquire, develop own and operate power-generating facilities in certain deregulated wholesale markets throughout North America. As of March 31, 2002, we had 81 power plants with a total generating capacity of 5,644 MW and two development projects with an additional 804 MW of capacity under construction.

     On February 19, 2002, we were acquired by merger by a wholly owned subsidiary of Reliant Resources, Inc. (Reliant Resources), which in turn, is a majority-owned subsidiary of Reliant Energy, Inc. (Reliant Energy) for approximately $2.9 billion. As a result, we became a wholly owned subsidiary of Reliant Resources, which files reports with the Securities and Exchange Commission.

     Reliant Resources accounted for the acquisition as a purchase with assets and liabilities of Orion Power reflected at their estimated fair values. The fair value adjustments related to the acquisition, which have been pushed down to Orion Power, primarily included adjustments in property, plant and equipment, debt, unrecognized pension and postretirement benefits liabilities and related deferred taxes. For additional information regarding the acquisition, see Note 5 to the Interim Financial Statements.

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

OUTLOOK

     Reliant Resources will fully integrate our assets into the existing Reliant Resources business, fully utilizing Reliant Resources' extensive trading, marketing and operational experience. Reliant Resources expects to improve our assets through reduced operating and maintenance costs as well as improved availability and reliability. This integration will be rolled out during the third quarter of 2002. All modernization, environmental, and development strategies will be integrated into Reliant Resources' regional operational strategy.

RESULTS OF OPERATIONS

The period January 1, 2002 through February 19, 2002 and February 20, 2002 through March 31, 2002, as compared to the three months ended March 31, 2001.

     Revenue. Our revenues were $134.5 million and $112.3 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through March 31, 2002, respectively, as compared to $274.3 million for the three months ended March 31, 2001. The decrease was due to extremely mild temperatures during the first three months of 2002 along with very low rainfall for the same period. The megawatts generated were down 13% as well as market prices being depressed for the three months ended March 31, 2002, compared to the three months ended March 31, 2001.

     Operating Expenses. Our operating expenses consisted of fuel expense, gain
(loss) on derivative instruments, operations and maintenance expenses, general and administrative expenses, taxes other than income taxes (principally property taxes), and depreciation and amortization expense.

     Fuel expenses were $46.5 million and $35.8 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through March 31, 2002, respectively, as compared with $111.7 million for the three months ended March 31, 2001. The decrease was due to reduced fuel prices, especially coal prices, as well as reduced generation for the comparable periods.

     The gain (loss) on derivative instruments was ($12.1) million and $0.7 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through March 31, 2002, respectively, as compared with a $1.5 million gain for the three months ended March 31, 2001. This change reflects the changes in market values recognized during the three months ended March 31, 2002, for the derivative financial instruments (natural gas, oil, and financial tolling agreements) that do not qualify as cash flow hedges under generally accepted accounting principles as compared to the market price fluctuations for the three months ended March 31, 2001. See Note 3 to our Interim Financial Statements for further discussions on derivative instruments.

     Operations and maintenance expenses were $22.4 million and $11.6 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through March 31, 2002, respectively, as compared to $27.9 million for the three months ended March 31, 2001. The increase was due to repairs made to our Midwest facilities throughout the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The work performed and equivalent costs incurred were planned and part of the operating budget.

     General and administrative expenses were $86.2 million and $5.9 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through March 31, 2002, respectively, as compared to $12.8 million for the three months ended March 31, 2001. For the period January 1, 2002 through February 19, 2002, we recognized $46.0 million in severance and buyout packages paid to former executives of Orion Power, $29.0 million in legal and consulting fees related to the acquisition by Reliant Resources, and $1.4 million in deferred compensation expense relating to full vesting and payout of Orion Power stock options. There were no such costs for the period from February 20, 2002 through March 31, 2002 or during the three months ended March 31, 2001.

     Taxes other than income taxes amounted to $8.6 million and $8.1 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through March 31, 2002, respectively, as compared to $17.8 million for the three months ended March 31, 2001. The decrease was directly related to a concentrated effort to reduce these costs through appeals and reassessments.

     Depreciation and amortization expense was $25.5 million and $19.4 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through March 31, 2002, respectively, as compared to $32.2 million for the three months ended March 31, 2001. This increase is due to increased capital costs being depreciated coupled with the increase in the fair value of the assets resulting from the application of purchase accounting (see Note 5 to our Interim Financial Statements).

     Operating Income (Loss). As a result of the above factors, our operating loss was $66.8 million for the period from January 1, 2002 through February 19, 2002 and operating income of $32.2 million for the period from

February 20, 2002 through March 31, 2002, as compared to operating income of $73.4 million for the three months ended March 31, 2001.

     Interest Expense. Our interest expense was $25.1 million and $12.3 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through March 31, 2002, respectively, as compared to $52.9 million for the three months ended March 31, 2001. This decrease is attributable to the reduction in interest rates and a reduction in our effective interest rate due to adjustments in fair value of debt in connection with our acquisition for the periods presented (see Notes 5 and 7 to our Interim Financial Statements). Our average interest rate for the three months ended March 31, 2002 was 6.3% compared to 6.6% for the three months ended March 31, 2001.

     Interest Income. Our interest income was $1.1 million and $0.6 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through March 31, 2002, respectively, as compared to $5.8 million for the three months ended March 31, 2001. The decrease is due to substantially lower total cash on hand to earn interest as well as lower interest rates for the comparable periods.

     Income Tax (Benefit)Provision. Our income tax benefit was $38.6 million for the period from January 1, 2002 through February 19, 2002 and a provision of $7.4 million for the period from February 20, 2002 through March 31, 2002, as compared to a provision of $11.2 million for the three months ended March 31, 2001. The effective income tax rates, excluding certain state tax credits in effect for the three months ended March 31, 2002, for the periods were comparable.

     Net Income(Loss). As a result of the above factors, our net loss was $52.2 million for the period from January 1, 2002 through February 19, 2002 and net income of $13.1 million for the period from February 20, 2002 through March 31, 2002, as compared to net income of $15.1 million for the three months ended March 31, 2001.

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

FINANCIAL CONDITION

     The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2001 and the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through March 31, 2002.

                                                                      FORMER ORION                 CURRENT ORION
                                                          -------------------------------------    --------------
                                                                               JANUARY 1, 2002     FEBRUARY 20,
                                                          THREE MONTHS ENDED       THROUGH         2002 THROUGH
                                                            MARCH 31, 2001     FEBRUARY 19 2002    MARCH 31, 2002
                                                          ------------------   ----------------    --------------
                                                                               (IN MILLIONS)
Cash provided by (used in):
   Operating activities..................................   $           97      $           13     $          (63)
   Investing activities..................................             (117)                (50)               (18)
   Financing activities..................................               63                 (54)                (6)

     Net cash provided by (used in) operating activities for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through March 31, 2002, provided $13 million and used $63 million of cash, respectively, compared to $97 million in cash provided during the three months ended March 31, 2001. For the period January 1, 2002 through February 19, 2002, cash provided resulted from a decrease in restricted cash and increases in other noncurrent liabilities offset by increases in other current and noncurrent assets. In the period February 20, 2002 through March 31, 2002 cash used was primarily due to an increase in restricted cash for Orion NY for the period, a decrease in liabilities related to the purchase of services and materials, taxes withheld for employees and costs related to the acquisition by Reliant Resources.

     Investing activities for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through March 31, 2002, used $50 million and $18 million of cash, respectively, compared to $117 million for the three months ended March 31, 2001. The increase was primarily for facility improvements and capital expenditures.

     Financing activities for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through March 31, 2002, used $54 million and $6 million of cash, respectively, as compared to providing $63 million for the three months ended March 31, 2001. During the periods from January 1, 2002 through February 19, 2002 and February 19, 2002 to March 31, 2002, payments on debt increased by $100 million compared to the three months ended March 31, 2001 primarily due to payments on our MidWest Credit Agreement. Proceeds from borrowings decreased by $30 million in the periods from January 1, 2002 through February 19, 2002 and February 19, 2002 to March 31, 2002, compared to the three months ended March 31, 2001. Additionally, we paid $0.1 million for various financing costs and had proceeds of $4 million from officers' notes receivable.

     As of March 31, 2002, we had restricted cash of $292 million that can only be used pursuant to our credit facilities in certain circumstances to fund the business activities of the subsidiaries that hold our hydroelectric assets, our assets located in New York City, our assets located in Cleveland, Pittsburgh, West Pittsburg and Youngstown and the assets in development that we acquired. For additional discussion, see Note 7 to our Interim Financial Statements.

FUTURE SOURCES AND USES OF CASH FLOWS

     For 2002, our principal sources of liquidity will be cash from operations as well as fundings from our existing credit facilities including any refinancing of our Orion Power revolving credit facility and of our New York and MidWest credit facilities. Such refinancing may be provided by external sources or via intercompany loans or equity injections provided by Reliant Resources. The major risk to our liquidity sources for 2002 are significant increases in interest rates as we refinance our existing facilities, or the inability to refinance such facilities.

     Depending on our performance and market conditions prevailing at the time of the expiration of these credit facilities, Reliant Resources may not be able to arrange for the necessary replacement of these facilities on terms that are acceptable to us. If we are unable to obtain financing to replace these facilities on terms that are acceptable to us, our financial condition and future results of operations would be materially adversely affected.

     The Orion Credit Agreements contain various business and financial covenants requiring Orion NY or Orion MidWest to, among other things, maintain a debt service coverage ratio of at least 1.5 to 1.0. For the three months ended March 31, 2002, Orion Power MidWest did not meet its debt service coverage ratio, and alternatively made a $25 million prepayment on March 22, 2002, as permitted by the MidWest Credit Agreement in order to maintain compliance. Orion Power MidWest may not be able to meet this debt service coverage ratio for the quarter ended June 30, 2002. It is the Company's current intention to arrange for the repayment, refinancing or amendment of these facilities prior to June 30, 2002. If the MidWest Credit Agreement facility is not repaid, refinanced or amended prior to that date, and if a waiver is required under this credit facility, the Company believes that it will be able to obtain such a waiver. However, we currently have no assurance that we will be able to obtain such a waiver or amendment from the lender group if required under the MidWest Credit Agreement.

     The senior credit facility of Orion Power contains various business and financial covenants that require Orion Power to, among other things, maintain a debt service coverage ratio of at least 1.4 to 1.0. Orion Power did not meet the debt service coverage ratio for the quarter ended March 31, 2002. In the event that Orion Power is unable to meet this financial covenant for a second consecutive fiscal quarter it would constitute a default under its credit facility. It is the Company's current intention to arrange for the repayment, refinancing or amendment of this facility prior to June 30, 2002. If this facility is not repaid, refinanced or amended prior to that date, and if a waiver is required under this credit facility, the Company believes that it will be able to obtain such a waiver. However, we currently have no assurance that we will be able to obtain such a waiver or amendment from the lender groups if required under this credit facility.

     For additional information regarding our debt obligations, please read
Note 7 to our Interim Financial Statements.

         NEW ACCOUNTING PRONOUNCEMENTS AND CRITICAL ACCOUNTING POLICIES

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" (SFAS No. 141). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. The Company adopted the provisions of the statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 on January 1, 2002. The adoption of SFAS No. 141 did not have a material impact on the Company's historical results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. SFAS No. 143 requires entities to record a cumulative effect of change in accounting principle in the income statement in the period of adoption. The Company plans to adopt SFAS No. 143 on January 1, 2003, and is in the process of determining the effect of adoption on its consolidated financial statements.

     See discussions in Note 2 to our Interim Financial Statements regarding our adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133) on January 1, 2001 and adoption of subsequent cleared guidance and SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) on January 1, 2002 as well as SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which was adopted on January 1, 2002.

CRITICAL ACCOUNTING POLICIES

     A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operations and requires management to make difficult, subjective or complex judgments. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Estimates and assumptions about future events and their effects cannot be perceived with certainty. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes.

     We believe the following are the most significant estimates used in the preparation of our consolidated financial statements.

     The Company records gross revenue for energy sales and services related to its electric power generation facilities under the accrual method and these revenues generally are recognized upon delivery. Energy sales and services related to its electric power generation facilities not billed by month-end are accrued based upon estimated energy and services delivered. Electric power and other energy services are sold at market-based prices through existing power exchanges or through third-party contracts. The only portion of our revenue that contains certain assumptions in its determination and measurement is the revenue recognized from the Provider of Last Resort contract with Duquesne Light Company. The revenue, per the contract, is based on the amount of charges billed to Duquesne Light Company's customer base for the services provided. Since the amount of the actual revenue is not known until it is remitted by Duquesne Light Company subsequent to when they have read a customer's meter, we have established a reasonable number of assumptions regarding multiple factors to match the megawatts we produce to the revenue we record. These assumptions are continuously reviewed and revised, as necessary. We have been and continue to work with Duquesne Light Company to obtain the most accurate and timely data available to minimize any volatility within our assumptions. Through March 31, 2002, there have been no significant revisions or changes to our revenue recognition assumptions related to this contract.

     The determination of fair value of non-trading derivative assets and liabilities require significant estimates (see Note 3 to our Interim Financial Statements).

     The analysis of impairment of long-lived assets and intangibles requires significant estimates (see Note 6 to our Interim Financial Statements and Note 2 to the Orion Power 10-K Notes).

     For a description of all of the Company's significant accounting policies, please read Note 2 to the Orion Power 10-K Notes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company has financial instruments that involve various market risks and uncertainties. For information regarding the Company's exposure to risks associated with interest rates, equity market prices, and energy commodity prices, see Item 7A of the Orion Power Form 10-K, which is incorporated herein by reference. These risks have not materially changed from the market risks disclosed in the Orion Power Form 10-K.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 19, 2002, an unanimous written consent of the sole stockholder in lieu of a special meeting approved the amendment of the Company's Certificate of Incorporation to change the name of the Company from Reliant Energy Power Generation Merger Sub, Inc. back to Orion Power Holdings, Inc. All 1,000 shares of outstanding common stock of the Company voted for the amendment.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         4.1 Supplemented Indenture dated as of February 19, 2002 between the Company and Wilmington Trust Company, as trustee (Trustee), supplementing the Indenture dated as of June 6, 2001 between the Company and the Trustee relating to the Company's 4.50% Convertible Senior Notes due 2008.

         (b) Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                     ORION POWER HOLDINGS, INC.


                     By: /s/ Curtis A. Morgan
                         ----------------------------------
                         Curtis A. Morgan
                         President

Dated: May 20, 2002

                                 EXHIBIT INDEX


EXHIBIT
  NO.                     DESCRIPTION
-------                   -----------

  4.1 Supplemented Indenture dated as of February 19, 2002 between the Company and Wilmington Trust Company, as trustee (Trustee), supplementing the Indenture dated as of June 6, 2001 between the Company and the Trustee relating to the Company's 4.50% Convertible Senior Notes due 2008.