Form 10-Q
period 2002-06-30
ORION POWER HOLDINGS INC
filed 2002-08-14
CIK 1120236

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ----------

                                    FORM 10-Q

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from __________ to ___________

                         COMMISSION FILE NUMBER: 1-16077

                                   ----------

                           ORION POWER HOLDINGS, INC.
           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                            52-2087649
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
      INCORPORATION OR                                       IDENTIFICATION NO.
        ORGANIZATION)
                           C/O RELIANT RESOURCES, INC.
                              1111 LOUISIANA STREET
                              HOUSTON, TEXAS 77002
                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 207-3000

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         AS OF AUGUST 14, 2002, ORION POWER HOLDINGS, INC. HAD 1,000 SHARES OF COMMON STOCK OUTSTANDING, ALL OF WHICH WERE HELD BY RELIANT RESOURCES, INC.

         ORION POWER HOLDINGS, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (d) OF FORM 10-Q AND IS THEREFORE FILING THIS 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

===============================================================================

                   ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX

                                                                                                                Page
                                                                                                                ----
PART I.       FINANCIAL INFORMATION............................................................................   3

Item 1.       Financial Statements.............................................................................   3

              Consolidated Balance Sheets as of December 31, 2001 and June 30, 2002 (unaudited)................   4

              Consolidated Statements of Operations for the three months ended June 30, 2001 and 2002
              (unaudited) .....................................................................................   5

              Consolidated Statements of Operations for the six months ended June 30, 2001, for the period January 1, 2002 through February 19, 2002, and for the period February 20, 2002
              through June 30, 2002 (unaudited)................................................................   6

              Consolidated Statements of Cash Flows for the six months ended June 30, 2001, for the period January 1, 2002 through February 19, 2002, and for the period February 20, 2002
              through June 30, 2002 (unaudited)................................................................   7

              Notes to Unaudited Consolidated Financial Statements.............................................   8

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations............  18

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.......................................  25

Item 6.       Exhibits and Reports on Form 8-K.................................................................  26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              FORMER ORION     CURRENT ORION
                                                                            -----------------  --------------
                                                                            DECEMBER 31, 2001   JUNE 30, 2002
                                                                            -----------------  --------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                     $  183,719       $    5,457
   Restricted cash                                                                  336,714          368,333
   Accounts receivable, net of allowances for bad debts of $1,631 and
      $7,393, respectively                                                          134,113          153,339
   Inventories and supplies                                                          58,969           65,850
   Deferred income tax asset                                                          3,754           12,202
   Derivative assets                                                                 13,472           10,165
   Prepaid expenses and other                                                        22,544           65,098
                                                                                 ----------       ----------
Total current assets                                                                753,285          680,444
                                                                                 ----------       ----------
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $247,543
AND $53,481, RESPECTIVELY                                                         3,350,893        3,996,116
OTHER NON CURRENT ASSETS:
   Prepaid expenses and other                                                         7,089           11,808
   Derivative assets, non current                                                    11,563           13,339
   Other intangibles, net of accumulated amortization of $10,203 and
      $7,152, respectively                                                           65,734           84,700
   Goodwill, net of accumulated amortization of $857 at December 31, 2001           101,972        1,410,592
   Deferred financing costs, net of accumulated amortization of $30,084 at
      December 31, 2001                                                              37,762               --
                                                                                 ----------       ----------
   Total other non current assets                                                   224,120        1,520,439
                                                                                 ----------       ----------
   Total assets                                                                  $4,328,298       $6,196,999
                                                                                 ==========       ==========


       The accompanying notes are an integral part of these consolidated financial statements.

                   ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 FORMER ORION        CURRENT ORION
                                                                              ------------------     --------------
                                                                                 DECEMBER 31,           JUNE 30,
                                                                                     2001                 2002
                                                                              ------------------     --------------
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
   Short-term borrowings and current portion of long-term debt                      $ 1,614,334        $ 1,665,836
   Accounts payable                                                                      76,336             22,758
   Payable to affiliates, net                                                                --             28,728
   Accrued interest                                                                      17,276             16,864
   Deferred revenue                                                                       1,875                 --
   Derivative liabilities                                                                 3,090             26,805
   Contractual obligations                                                                    -             59,000
   Other                                                                                 26,432             43,442
                                                                                    -----------        -----------
Total current liabilities                                                             1,739,343          1,863,433
                                                                                    -----------        -----------
LONG-TERM DEBT                                                                          870,000            745,280
Deferred income tax liabilities                                                           1,204            168,089
Derivative liabilities                                                                   88,634              5,259
Contractual obligations                                                                      --            103,636
Other long-term liabilities                                                              47,487             71,855
                                                                                    -----------        -----------
Total liabilities                                                                     2,746,668          2,957,552
                                                                                    -----------        -----------

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDER'S EQUITY:
   Common stock, $.01 par value; 200 million shares authorized;
      103,648,909 shares issued and outstanding at December 31, 2001 and
      $1.00 par value; 1,000 shares authorized, issued and outstanding at
      June 30, 2002, respectively                                                         1,037                 --
   Additional paid-in capital                                                         1,503,891          3,207,585
   Deferred compensation                                                                 (1,763)                --
   Notes receivable from officers                                                        (3,736)                --
   Accumulated other comprehensive loss                                                 (51,061)            (8,786)
   Retained earnings                                                                    133,262             40,648
                                                                                    -----------        -----------
   Total stockholder's equity                                                         1,581,630          3,239,447
                                                                                    -----------        -----------
   Total liabilities and stockholder's equity                                       $ 4,328,298        $ 6,196,999
                                                                                    ===========        ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                   ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      FORMER ORION           CURRENT ORION
                                                                   ------------------     ------------------
                                                                   THREE MONTHS ENDED     THREE MONTHS ENDED
                                                                     JUNE 30, 2001          JUNE 30, 2002
                                                                   ------------------     ------------------
OPERATING REVENUES.........................................        $      305,699         $     290,445

OPERATING EXPENSES:
   Fuel....................................................               113,500                83,314
   Purchased power.........................................                12,964                20,842
   Operations and maintenance..............................                29,778                39,860
   General and administrative                                              15,401                13,392
   Taxes other than income taxes...........................                18,084                16,795
   Depreciation and amortization...........................                32,999                34,090
                                                                   --------------         -------------
Total operating expenses...................................               222,726               208,293
                                                                   --------------         -------------
OPERATING INCOME...........................................                82,973                82,152

Interest income............................................                 5,154                 1,765
Interest expense...........................................               (51,040)              (41,087)
                                                                   --------------         -------------
Income before provision for income tax.....................                37,087                42,830
Income tax provision.......................................               (15,753)              (15,272)
                                                                   --------------         -------------
   NET INCOME .............................................        $       21,334         $      27,558
                                                                   ==============         =============


        The accompanying notes are an integral part of these consolidated financial statements.

                   ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               FORMER ORION                       CURRENT ORION
                                                ------------------------------------------    ---------------------
                                                SIX MONTHS ENDED   JANUARY 1, 2002 THROUGH      FEBRUARY 20, 2002
                                                 JUNE 30, 2001        FEBRUARY 19, 2002       THROUGH JUNE 30, 2002
                                                ----------------   -----------------------    ---------------------
OPERATING REVENUES                                    $ 581,472             $ 122,408             $ 403,454
                                                      ---------             ---------             ---------
OPERATING EXPENSES:
   Fuel                                                 215,443                43,282               117,661
   Purchased power                                       22,749                 3,232                22,248
   Operations and maintenance                            57,684                22,419                51,426
   General and administrative                            28,180                86,188                19,335
   Taxes other than income taxes                         35,870                 8,576                24,944
   Depreciation and amortization                         65,195                25,530                53,481
                                                      ---------             ---------             ---------
Total operating expenses                                425,121               189,227               289,095
                                                      ---------             ---------             ---------
OPERATING INCOME (LOSS)                                 156,351               (66,819)              114,359

Interest income                                          10,945                 1,101                 2,372
Interest expense                                       (103,931)              (25,067)              (53,398)
                                                      ---------             ---------             ---------
Income (loss) before provision/benefit for
   income tax                                            63,365               (90,785)               63,333
Income tax (provision) benefit                          (26,914)               38,611               (22,685)
                                                      ---------             ---------             ---------
   NET INCOME (LOSS)                                  $  36,451             $ (52,174)            $  40,648
                                                      =========             =========             =========


       The accompanying notes are an integral part of these consolidated financial statements.

                   ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            FORMER ORION                      CURRENT ORION
                                                                -----------------------------------------    -----------------
                                                                SIX MONTHS ENDED       JANUARY 1, 2002       FEBRUARY 20, 2002
                                                                    JUNE 30,         THROUGH FEBRUARY 19,     THROUGH JUNE 30,
                                                                      2001                   2002                 2002
                                                                ----------------     --------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                 $  36,451             $ (52,174)            $  40,648
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Deferred income taxes                                              9,054                (4,787)               (5,963)
      Deferred compensation                                                798                 1,763                    --
      (Gain) loss on derivative instruments                             (1,659)               12,065                (6,248)
      Interest income on officers' note receivable                        (178)                   --                    --
      Depreciation and amortization                                     72,932                25,530                53,481
      Change in assets and liabilities:
         Restricted cash                                                62,007                86,339              (117,958)
         Accounts receivable                                           (24,663)              (50,375)               47,807
         Inventories and supplies                                       (7,186)                 (539)              (15,620)
         Prepaid expenses and other current assets                      13,200               (44,279)                1,726
         Prepaid expenses and other non current assets                 (42,588)              (37,798)               37,011
         Accounts payable                                              (21,951)               26,041               (66,096)
         Payables to affiliates, net                                        --                    --                28,729
         Accrued interest                                               (1,455)               16,738               (17,136)
         Deferred revenue                                                   --                  (517)                   --
         Other current liabilities                                       2,849               (10,958)              (29,986)
         Other long-term liabilities                                     1,496                45,802               (51,330)
                                                                     ---------             ---------             ---------
Net cash provided by (used in) operating activities                     99,107                12,851              (100,935)
                                                                     ---------             ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                              (199,134)              (49,642)              (55,479)
                                                                     ---------             ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock, net                                    271,184                   491                    --
      Payments on debt                                                (206,543)              (78,758)             (244,266)
      Borrowings on debt                                               382,100                21,000                71,200
      Payments on deferred financing fees                              (10,895)                 (100)                   --
      Capital contributions                                                 --                    --               241,640
      Proceeds from note receivable from officers                        2,080                 3,736                    --
                                                                     ---------             ---------             ---------
Net cash provided by (used in) financing activities                    437,926               (53,631)               68,574
                                                                     ---------             ---------             ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                337,899               (90,422)              (87,840)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         135,834               183,719                93,297
                                                                     ---------             ---------             ---------
CASH AND CASH EQUIVALENTS, ENDING OF PERIOD                          $ 473,733             $  93,297             $   5,457
                                                                     =========             =========             =========
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
      Interest                                                       $  98,558             $   7,342             $  80,837
                                                                     =========             =========             =========
      Income taxes                                                   $  28,987             $      65             $  12,452
                                                                     =========             =========             =========


        The accompanying notes are an integral part of these consolidated financial statements.

                   ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF INTERIM PRESENTATION

     Included in this Quarterly Report on Form 10-Q (Form 10-Q) for Orion Power Holdings, Inc. together with its subsidiaries (Orion Power or the Company) are the Company's consolidated interim financial statements and notes (Interim Financial Statements). The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the annual report on Form 10-K of Orion Power (Orion Power Form 10-K) for the year ended December 31, 2001 and the quarterly report on Form 10-Q of Orion Power for the quarter ended March 31, 2002 (First Quarter 10-Q).

     On February 19, 2002, Orion Power was acquired by Reliant Resources, Inc. (Reliant Resources) in a merger (the Merger) with a wholly owned subsidiary of Reliant Resources, Inc. As a result, Orion Power became a wholly owned subsidiary of Reliant Resources, which is in turn a majority-owned subsidiary of Reliant Energy, Inc. (Reliant Energy) (see Note 5).

     As of June 30, 2002, Orion Power owned 83 power plants with a total net generating capacity of approximately 6,594 megawatts (MW).

     Within these financial statements, "Current Orion" and "Former Orion" refer to Orion Power, after and before, respectively, the Merger (see Note 5).

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

     The Company records gross revenue for energy sales and services related to its electric power generation facilities under the accrual method, and these revenues generally are recognized upon delivery. Energy sales and services related to its electric power generation facilities not billed by month-end are accrued based upon estimated energy and services delivered. Electric power and other energy services are sold at market-based prices through existing power exchanges or through third-party contracts.

     The gains and losses related to financial instruments and contractual commitments qualifying and designated as hedges related to the sale of electric power and purchase of fuel are deferred in accumulated other comprehensive income to the extent the contracts are effective, and then are recognized in the same period as the settlement of the underlying physical transaction. Realized gains and losses are included in operating revenues and operating expenses, as applicable, in the Consolidated Statements of Operations. For additional discussion, see Note 2 to the consolidated financial statements included in the notes to the Orion Power Form 10-K (Orion Power 10-K Notes).

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The Company will apply this guidance prospectively.

     In August 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity, little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The Company will apply the provisions of SFAS No. 146 to all exit or disposal activities initiated after December 31, 2002.

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

     The Company accounts for its derivative instruments at fair value as assets or liabilities, unless they are designated as "normal", as discussed below. All derivatives held by the Company either qualify as cash flow hedges or are accounted for with no hedging designation. To qualify for cash flow hedge accounting, the hedge relationship must be formally designated and documented at inception and be anticipated to be highly effective. If the requirements for hedge accounting are not met, the Company classifies the derivative as no hedging designation, and accounts for derivative fair value changes currently through the Consolidated Statements of Operations.

     The Company reports interest rate swaps at fair value with changes in the swap fair value reported in either other comprehensive income (OCI) or earnings as determined by whether the contract is designated in a qualifying hedge relationship. For interest rate swaps qualifying for hedge accounting, the effective portion of the gains/losses on the interest rate swaps are reported as a component of OCI. Deferred gains and losses from effective hedge relationships will be reclassified into earnings as adjustments to interest expense over the life of the forecasted variable interest payments being hedged. If the swap does not qualify for hedge accounting, any change in fair value between periods is reported currently in earnings.

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

     The adoption of SFAS No.133 resulted in a one-time pre-tax reduction of approximately $57 million ($33 million after taxes) to OCI, a component of Stockholder's Equity. The reduction to OCI resulted from the recognition of the Company's contracts meeting the definition of a derivative at fair value. At June 30, 2002, the Company had net derivative liabilities of approximately $15.3 million and net losses in OCI of approximately $8.8 million respectively, after tax, related to fair values of the Company's derivatives. As of June 30, 2002, the Company expects net gains of $11 million, after tax, in accumulated other comprehensive loss to be reclassified into net income during the next twelve months.

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

     During the third quarter of 2001, the FASB cleared an issue related to application of the normal purchases and normal sales exception to contracts that combine forward and purchased option contracts. The effective date of this guidance was April 1, 2002 and the effect of adoption of the revised guidance did not have a material impact on the Company's consolidated financial statements.

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

     The Interim Financial Statements include transactions between the Company and Reliant Resources and its subsidiaries other than the Company. The majority of these transactions involve the purchase or sale of capacity, energy, ancillary services, fuel, emissions allowances or related derivatives or services (including transportation, transmission and storage services) by Reliant Energy Services, Inc. (RES), a wholly owned subsidiary of and the primary trading entity for Reliant Resources, from or to the Company. These transactions have been entered into on an arm's-length basis with pricing derived from market indices, the actual price paid by RES to the upstream third party for the relevant product or another price reflecting market conditions at the time of the transaction

     Purchases from Reliant Resources and its subsidiaries other than the Company were $44 million for both the three months ended June 30, 2002 and the period from February 20, 2002 through June 30, 2002, respectively. Sales to Reliant Resources and its subsidiaries other than the Company were $3 million for both the three months ended June 30, 2002 and the period from February 20, 2002 through June 30, 2002, respectively.

     During the six months ended June 30, 2002, Reliant Resources made equity contributions to the Company totaling $241 million. The contributions in the six months ended June 30, 2002, were primarily to fund the redemption of the Convertible Senior Notes. There were no contributions for the six months ended June 30, 2001.

5.   Acquisition by Reliant Resources

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

     Reliant Resources accounted for the acquisition as a purchase with assets and liabilities of Orion Power reflected at their estimated fair values. The Company's fair value adjustments included adjustments in property, plant and equipment, contracts, severance liabilities, debt, unrecognized pension and postretirement benefits liabilities and related deferred taxes. The fair value adjustments related to the acquisition have been pushed down to Orion Power. The Company expects to finalize these fair value adjustments no later than February 2003, based on valuations of property, plant and equipment, intangible assets and other assets and obligations.

     The following table presents selected financial information and unaudited pro forma information for the three and six months ended June 30, 2001 and the period from January 1, 2002 through February 19, 2002, as if the acquisition had occurred on January 1, 2001 and 2002, as applicable.

                                    THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,     JANUARY 1 THROUGH FEBRUARY 19,
                                             2001                           2001                             2002
                                    ---------------------------    -------------------------     ------------------------------
                                     ACTUAL           PRO FORMA     ACTUAL         PRO FORMA      ACTUAL             PRO FORMA
                                    --------          ---------    --------        ---------     --------            ----------
                                                                       (IN MILLIONS)
Revenues........................      $306             306            581             581         $  122              $   122
Net income (loss)...............        21              23             36              41            (52)                 (51)

     These unaudited pro forma results, based on assumptions deemed appropriate by the Company's management, have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted if Orion Power had been acquired by Reliant Resources on January 1, 2001 and 2002, as applicable. Purchase-related adjustments to the results of operations include the effects on depreciation and amortization, interest expense and income taxes. The unaudited pro forma condensed consolidated financial information reflects the acquisition of Orion Power in accordance with SFAS No. 141 and SFAS No. 142. For additional information regarding the Company's adoption of SFAS No. 141 and SFAS No. 142, please read Notes 2 and 6.

6.   GOODWILL AND INTANGIBLES

     In July 2001, the FASB issued SFAS No. 142, which provides that goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. The Company adopted the provisions of the statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001 on January 1, 2002.

     On January 1, 2002, the Company discontinued amortizing goodwill into its results of operations pursuant to SFAS No. 142. The Company had no goodwill amortization for the six months ended June 30, 2001.

     As of June 30, 2002, Reliant Resources had assigned no fair value to specific intangibles on the balance sheet at December 31, 2001. The Company expects to finalize the fair value adjustments to intangible assets no later than February 2003 based on valuations of specific intangibles. In connection with the Merger, the Company recorded the fair value of certain fuel and power contracts. The Company estimated the fair value of the contracts using forward pricing curves over the life of each contract. Those contracts that net fair value exceeded book value at the date of acquisition were recorded to intangible assets (Contractual Rights) and those contracts that net fair value were below book value at the date of acquisition (Contractual Obligations) were recorded to current and long-term liabilities on the Consolidated Balance Sheet.


     The components of the Company's other intangible assets as of December 31, 2001 and June 30, 2002, consist of the following (in millions):

                                                     DECEMBER 31, 2001   JUNE 30, 2002
                                                     -----------------   -------------
Federal Energy Regulatory Commission Licenses               $ 61             $ --
Provider Of Last Resort Contract                              14               --
Contractual rights                                            --               91
Other                                                          1               --
                                                            ----             ----
Total                                                         76               91
                                                            ----             ----
Accumulated Amortization                                     (10)              (7)
                                                            ----             ----
Total                                                       $ 66             $ 84
                                                            ====             ====


     Contractual Rights and Contractual obligations are amortized to fuel expenses and revenues, as applicable, based on the pattern in which the economic effects are estimated to be realized. Amortization in future periods will be disclosed as the purchase price allocation is finalized. The Company amortized $7 million of Contractual Rights and $10 million of Contractual Obligations during both the three months ended June 30, 2002 and the period from February 19, 2002 through June 30, 2002.


     Amortization expense for other intangibles excluding Contractual Rights for the three months ended June 30, 2001 and 2002 was $1.3 million and $0, respectively. Amortization expense for other intangibles, excluding Contractual Rights, for the six months ended June 30, 2001, the period from January 1, 2002 through February 19, 2002 and the period from February 20, 2002 through June 30, 2002 was $2.6 million, $610,000 and $0, respectively.

7.   BORROWINGS FROM THIRD PARTIES

          Credit Facilities. As of June 30, 2002, we had $1.96 billion in committed credit facilities of which $53 million remained unused. As of June 30, 2002, letters of credit outstanding under these facilities aggregated $66 million. As of June 30, 2002, borrowings of $1.84 billion were outstanding under these facilities.

         The following table provides a summary of the amounts owed and amounts available under our various credit facilities:

                                      TOTAL                                           EXPIRING
                                    COMMITTED     DRAWN     LETTERS OF     UNUSED    BY JUNE 30,    EXPIRATION
                                     CREDIT       AMOUNT     CREDIT        AMOUNT       2003           DATE
                                    ---------     ------    ----------     ------    -----------   -------------
                                                                    (IN MILLIONS)
  Orion Power and Subsidiaries:
    Orion Power                     $    75     $    43       $   24       $   8      $      75    December 2002
    Orion MidWest                     1,063       1,028           15          20          1,063    October 2002
    Orion NY                            532         502           10          20            532    December 2002
                                                                                                   October 2002 -
    Liberty Electric                    292         270           17           5              6    April 2026
                                    -------     -------       ------       -----      ---------
   Total                            $ 1,962     $ 1,843       $   66       $  53      $   1,676
                                    =======     =======       ======       =====      =========


     Liquidity Concerns. For 2002, our principal sources of liquidity will be cash from operations as well as fundings from our existing credit facilities including any refinancing of our Orion Power revolving credit facility and of our Orion NY and Orion MidWest credit facilities.

         We are in negotiations with the lead arrangers for a refinancing of the facilities at Orion Power, Orion Power MidWest, LP (Orion MidWest) and Orion Power New York, LP (Orion NY). We anticipate that the new financings will total approximately $1.3 billion and will be completed in September 2002. The new financings for Orion MidWest and Orion NY will likely be secured by the assets of both Orion MidWest and Orion NY.

     Depending on our performance and market conditions prevailing at the time of the expiration of these credit facilities, Orion Power may not be able to arrange for the necessary replacement of these facilities on terms that are acceptable to us. If we are unable to obtain financing to replace these facilities on terms that are acceptable to us, our financial condition and future results of operations would be materially adversely affected.

     New York Credit Agreement. As of June 30, 2002, Orion NY, a wholly-owned subsidiary of Orion Power Holdings, Inc., had a secured credit agreement (New York Credit Agreement), which includes a $502 million acquisition facility and a $30 million revolving working capital facility. As of June 30, 2002, Orion NY had $502 million of acquisition loans outstanding and there were no revolving loans outstanding. A total of $10 million in letters of credit were also outstanding under the New York Credit Agreement. The loans bear interest at the borrower's option at (a) a base rate or (b) LIBOR plus a margin. The weighted average interest rate on outstanding borrowings as of June 30, 2002, was 3.61%. The credit agreement is secured by substantially all of the assets of Orion NY. The credit agreement expires in December 2002.

     MidWest Credit Agreement. As of June 30, 2002, Orion MidWest, a wholly-owned subsidiary of Orion Power Holdings, Inc., had a secured credit agreement (Midwest Credit Agreement), which includes a $988 million acquisition facility and a $75 million revolving working capital facility. As of June 30, 2002, Orion MidWest had $988 million and $40 million of acquisition loans and revolving loans outstanding, respectively. A total of $15 million in letters of credit were outstanding under the MidWest Credit Agreement. The loans bear interest at the borrower's option at (a) a base rate or (b) LIBOR plus a margin. The weighted average interest rate on outstanding borrowings as of June 30, 2002, was 3.88%. Borrowings under the MidWest Credit Agreement are secured by substantially all the assets of Orion MidWest. The credit agreement expires in October 2002.

     The New York Credit Agreement and the Midwest Credit Agreement (collectively, the Orion Credit Agreements) contain restrictive covenants that restrict the ability of Orion NY or Orion MidWest to, among other things, make dividend distributions unless Orion NY or Orion MidWest satisfy various conditions. As of June 30, 2002 restricted cash under the Orion Credit Agreements totaled $346 million.

     In connection with the Orion Power acquisition, the existing interest rate swaps for the Orion Credit Agreements were bifurcated into a debt component and a derivative component. The fair value of the debt component, approximately $31 million for the New York Credit Agreement and $59 million for the MidWest Credit Agreement, was based on Reliant Resources' incremental borrowing rates at the acquisition date for similar types of borrowing arrangements. The value of the debt component will be amortized to interest expense over the life of the interest rate swaps. For the six months ended June 30, 2002, $3 million and $7 million was amortized to interest expense for the New York Credit Agreement and MidWest Credit Agreement, respectively. See Note 3 for information regarding the Company's derivative financial instruments.

     The Orion Credit Agreements contain various business and financial covenants requiring Orion NY or Orion MidWest to, among other things, maintain a debt service coverage ratio of at least 1.5 to 1.0. Because it was anticipated that Orion MidWest would not meet this ratio for the quarter ended June 30, 2002, the MidWest Agreement was amended to provide that Orion MidWest is not required to meet this ratio until the quarter ending September 30, 2002. Orion MidWest may not be able to meet this debt service coverage ratio for the quarter ending September 30, 2002. It is the Company's current intention to arrange for the repayment, refinancing or amendment of these facilities prior to September 30, 2002. If the MidWest Credit Agreement is not repaid, refinanced or amended prior to that date, and if a waiver is required under this credit facility, the Company currently believes that it will be able to obtain such a waiver. However, the Company currently has no assurance that it will be able to obtain such a waiver or amendment from the lender group if required under the MidWest Credit Agreement. If the debt service coverage ratio is not met, and the MidWest Credit Agreement is not repaid, refinanced or amended or no waiver is obtained, the MidWest Credit Agreement would be in default and the lenders could demand payment of all outstanding amounts under the MidWest Credit Agreement.

     Liberty Credit Agreement. Liberty Electric Power, LLC (LEP) and Liberty Electric PA, LLC (Liberty), wholly owned subsidiaries of Orion Power, are parties to a facility that provides for (a) a construction/term loan in an amount of $105 million; (b) an institutional term loan in an amount of $165 million; (c) a revolving working capital facility for an amount of up to $5 million; and (d) a debt service reserve letter of credit facility of $17.5 million (Liberty Credit Agreements).

     On May 24, 2002, the construction loan was converted from a construction loan to a term loan. As of the conversion date, the term loan had an outstanding principal balance of $270 million, with $105 million having a final maturity in 2012 and the balance in 2026. On the conversion date Orion Power made the required cash equity contribution of $30 million into Liberty, which was used to repay a like amount of equity bridge loans advanced by the lenders. A related $41 million letter of credit furnished by Orion Power as credit support was returned for cancellation. In addition, on the conversion date, a $17.5 million letter of credit was issued in satisfaction of Liberty's obligation to provide a debt service reserve fund. The project financing facility also provides for a $5 million working capital line of credit, which is now active. The debt service reserve facility and the working capital facility expire in May 2007.

     Amounts outstanding under the Liberty Credit Agreement bear interest at a floating rate for a portion of the facility, which may be either (a) a base rate or (b) LIBOR plus a margin, except for the institutional term loan which bears interest at a fixed rate. At June 30, 2002, the weighted average interest rate of outstanding borrowings was 3.12% on the floating rate component and 9.02% on the fixed rate portion. As of June 30, 2002, Liberty had $105 million and $165 million of the floating rate and fixed rate portions of the facility outstanding, respectively and a total of $17.5 million in letters of credit were also outstanding under the Liberty Credit Agreement.

     The lenders under the Liberty Credit Agreement have a security interest in substantially all of the assets of Liberty. The Liberty Credit Agreement contains restrictive covenants that restrict Liberty's ability to, among other things, make dividend distributions unless Liberty satisfies various conditions. As of June 30, 2002, restricted cash under the Liberty Credit Agreement totaled $20 million.

     Senior Notes. Orion Power has outstanding $400 million aggregate principal amount of 12% senior notes, due 2010 (Senior Notes). The Senior Notes are senior unsecured obligations of Orion Power. Orion Power is not required to make any mandatory redemption or sinking fund payments with respect to the Senior Notes. The Senior Notes are not guaranteed by any of Orion Power's subsidiaries. In connection with the Orion Power acquisition, the Company recorded the Senior Notes at estimated fair value of $479 million. The $79 million premium will be amortized against interest expense over the life of the Senior Notes. For the period February 20, 2002 through June 30, 2002, $2.4 million was amortized to interest expense for the Senior Notes. The fair value of the Senior Notes is based on Reliant Resources' current incremental borrowing rates for similar types of borrowing arrangements. The Senior Notes indenture contains covenants that include among others, restrictions on dividends.

     Pursuant to certain change of control provisions, Orion Power commenced an offer to repurchase the Senior Notes on March 21, 2002. The offer to repurchase expired on April 18, 2002. There were no acceptances of the offer to repurchase and the entire $400 million aggregate principal amount remains outstanding.

     Before May 1, 2003, Orion Power may redeem up to 35 percent of the Senior Notes issued under the indenture at a redemption price of 112% of the principal amount of the notes redeemed, plus accrued and unpaid interest and special interest, with the net cash proceeds of an equity offering provided that certain provisions under the indenture are met.

     Revolving Senior Credit Facility. Orion Power has an unsecured $75 million revolving senior credit facility that matures in December 2002. Amounts outstanding under the facility bear interest at a floating rate. As of June 30, 2002, the Company had $43 million in outstanding borrowings under this facility and a total of $24 million in letters of credit were also outstanding. This credit facility contains various covenants that include, among others, restrictions on the payment of dividends by Orion Power.

     The senior credit facility of Orion Power contains various business and financial covenants that require Orion Power to, among other things, maintain a debt service coverage ratio of at least 1.4 to 1.0. Orion Power did not meet the debt service coverage ratio for the three months ended March 31, 2002 and June 30, 2002, as required. While the failure to meet such ratio for two consecutive quarters is a default under the senior credit facility, the senior credit facility was amended to provide that such failure will not be considered to be an event of default until September 30, 2002. It is the Company's current intention to arrange for the repayment, refinancing or amendment of this facility prior to September 30, 2002. If this facility is not repaid, refinanced or amended prior to that date, and if a waiver is required under this credit facility, the Company currently believes that it will be able to obtain such a waiver. However, the Company currently has no assurance that it will be able to obtain such a waiver or amendment from the lender groups if required under this credit facility. If the debt service coverage ratio is not met, and the senior credit facility is not repaid, refinanced or amended or no waiver is obtained, the senior credit facility would be in default and the lenders could demand payment of all outstanding amounts under the senior credit facility.

     Convertible Senior Notes. Orion Power had outstanding an aggregate principal amount of $200 million aggregate principal amount of 4.5% convertible senior notes, due on June 1, 2008. Pursuant to certain change of control provisions, Orion Power commenced an offer to repurchase the $200 million 4.5% convertible senior notes on March 1, 2002, which expired on April 10, 2002. The Company repurchased $189 million in principal amount under the offer to repurchase and $11 million remains outstanding. The repurchases pursuant to the offer were funded on Orion Power's behalf with cash provided by Reliant Resources.


8.   COMPREHENSIVE INCOME AND STOCKHOLDER'S EQUITY

     The following table summarizes the components of total comprehensive (loss) income (in thousands):


                                                              FORMER ORION        CURRENT ORION
                                                           ------------------     --------------
                                                           THREE MONTHS ENDED      THREE MONTHS
                                                                JUNE 30,          ENDED JUNE 30,
                                                                  2001                 2002
                                                           ------------------     --------------
               Net income .........................           $  21,334              $  27,558
               Other comprehensive income (loss):
                 Cumulative effect of adoption of
                   SFAS No. 133 ...................             (33,330)                   --
                 Net deferred gains/(losses) from
                   cash flow hedges ...............              13,666               (17,942)
                                                              ---------             ---------
               Comprehensive income ...............           $   1,670              $  9,616
                                                              =========             =========


                                                                   FORMER ORION                            CURRENT ORION
                                                        ----------------------------------------         -----------------
                                                                                 JANUARY 1, 2002
                                                            SIX MONTHS               THROUGH             FEBRUARY 20, 2002
                                                          ENDED JUNE 30,           FEBRUARY 19,          THROUGH JUNE 30,
                                                              2001                    2002                   2002
                                                        ----------------         ---------------         -----------------
            Net income (loss) .........................      $ 36,451                $(52,174)                 $ 40,648
            Other comprehensive income (loss):
              Cumulative effect of adoption of
                SFAS No. 133 ..........................       (33,330)                     --                        --
              Net deferred losses from
                cash flow hedges ......................         (623)                 (2,344)                   (8,786)
                                                             --------                ---------                 --------
            Comprehensive income (loss)  ..............      $  2,498                $(54,518)                 $ 31,862
                                                             ========                =========                 ========

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

9.   COMMITMENTS AND CONTINGENCIES

     Generating Projects. As of June 30, 2002, all facilities previously under construction have reached commercial operation. The Company has contracts to purchase additional power generation equipment, consisting of steam and combustion turbines and heat recovery steam generators. We are actively attempting to market this equipment, having determined that it is in excess of our current needs. Remaining costs to complete are $548 million or we can cancel the contracts for a total cost of $25 million.

     Tolling Agreement for Liberty Electric Generating Station. The output of Liberty Electric Generating Station is contracted under a tolling agreement (Tolling Agreement) for a term of approximately 14 years, with an option to extend at the end of the term. Under this agreement, the counterparty has the exclusive right to receive all energy, capacity and ancillary services produced by the plant. The counterparty will pay for, and be responsible for, all fuel used by the plant under the tolling agreement.

     On May 22, 2002, the "Commencement Date" occurred under the Tolling Agreement between LEP and PG&E Energy Trading-Power, L.P. (PGET). As a result, LEP started to receive the fixed and variable payments that are specified in the Tolling Agreement. Reliant Resources, on behalf of Liberty, has posted a $35 million letter of credit in favor of PGET as credit support for LEP's performance obligations under the Tolling Agreement.

     Standard & Poor's and Moody's have downgraded to below investment grade status the senior unsecured debt of PG&E National Energy Group, Inc. (NEG), one of the two guarantors of PGET's obligations under the Tolling Agreement. The "Material Adverse Change" constitutes an Event of Default by PGET under the Tolling Agreement unless PGET fails to cure the Material Adverse Change by posting replacement security within ten (10) business days after Liberty notifies PGET of such Material Adverse Change. On August 5, 2002, LEP notified PGET of such Material Adverse Change. If PGET fails to post said replacement credit support within said 10 business day period, there would be an Event of Default and among the remedies available to LEP would be the termination of the Tolling Agreement. There are certain limitations on LEP's ability to take unilateral action in response to a PGET Event of Default.

     Agreements and Amendments to Agreements with Duquesne Light Company. On February 15, 2002, the Company executed with Duquesne Light Company (DLC) a capacity agreement, amendments to the Provider of Last Resort (POLR) Contract I and II Agreements, and an amended and restated ancillary services agreement, as well as amendments to certain related agreements as necessary to allow such agreements to function mechanically within the Pennsylvania, New Jersey and Maryland (PJM West) structure. Effectiveness of all of the foregoing is conditioned upon receipt of the consent of the Company's lenders as well as the satisfaction of multiple other conditions precedent, including without limitation Pennsylvania Public Utility Commission (PAPUC) approval of certain changes to DLC's retail and supplier tariffs to allow DLC to pass on to the applicable customers amounts payable by DLC under the capacity agreement and additional amounts under the amended and restated ancillary services agreement.

     On August 1, 2002, DLC sent a letter to the PAPUC regarding DLC's analysis of the effect of FERC's notice of proposed rulemaking on standard market design (issued July 31, 2002) on DLC's petition to modify its POLR II settlement. Through that petition, DLC seeks, among other things, PAPUC approvals that are conditions precedent to the effectiveness of the capacity agreement between Orion Power and DLC. DLC's letter states DLC's belief that FERC's proposed rulemaking justifies delaying its efforts to join PJM West and to secure capacity reserves required by PJM West, and thus seeks a finding from the PAPUC that it would be premature to approve DLC's petition at this time. This delay, if it occurs, would cause our capacity agreement with DLC to terminate automatically. On August 6, 2002, we sent a letter to the PAPUC providing our contrary analysis that FERC's proposed rulemaking does not justify DLC's delay and, therefore, urging the PAPUC to approve DLC's petition at this time.

     If such conditions are not satisfied within 180 days of the execution date, the new agreements and amendments do not become effective and will terminate automatically.

     Orion Power Environmental Contingencies. In connection with the acquisition of 70 hydro plants in northern and central New York and four gas- or oil- fired plants in New York City, Orion Power assumed the liability for the estimated cost of environmental remediation at several properties. Orion Power developed remediation plans for each of these properties and entered into Consent Orders with the New York State Department of Environmental Conservation at two New York City sites and one hydro site for releases of petroleum and other substances by the prior owners. The liability assumed by the Company for all New York assets was approximately $10 million, which the Company expects to pay out through 2006.

     In connection with the acquisition of MidWest assets by Orion Power, Orion Power became responsible for the liability associated with the closure of three ash disposal sites in Pennsylvania. The liability assumed and recorded by the Company for these disposal sites was approximately $12 million, with $1 million to be paid over the next five years.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in combination with our interim financial statements and notes contained in this Form 10-Q (Interim Financials Statements).

     Orion Power meets the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Orion Power has omitted from this report the information called for by the following
Part II items of Form 10Q: Item 2 (Changes in Securities and Use of Proceeds),
Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in the amount of revenue and expense items of Orion Power for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 and the periods January 1, 2002 through February 19, 2002 and February 20, 2002 through June 30, 2002, compared to the six months ended June 30, 2001.

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

OVERVIEW

     We are an electric power generating company formed in March 1998 to acquire, develop own and operate power-generating facilities in certain deregulated wholesale markets throughout North America. As of June 30, 2002, we had 83 power plants with a total generating capacity of 6,594 MW.

     On February 19, 2002, we were acquired by Reliant Resources, Inc., for $2.9 billion, in a merger with a wholly owned subsidiary of Reliant Resources, a majority-owned subsidiary of Reliant Energy, Inc. As a result, we became a wholly owned subsidiary of Reliant Resources.

     Reliant Resources accounted for the Merger as a purchase with assets and liabilities of Orion Power reflected at their estimated fair values. The fair value adjustments related to the acquisition, which have been pushed down to Orion Power, primarily included adjustments in property, plant and equipment, contracts, severance liabilities, debt, unrecognized pension and postretirement benefits liabilities and related deferred taxes. For additional information regarding the acquisition, see Note 5 to the Interim Financial Statements.

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

OUTLOOK

     We expect Reliant Resources will fully integrate our assets into the existing Reliant Resources businesses, utilizing Reliant Resources' extensive trading, marketing and operational experience. Reliant Resources expects to improve the performance of our assets through reduced operating and maintenance costs as well as improved availability and reliability. Actual integration is anticipated to begin during the third quarter of 2002 and is expected to include the integration of all modernization, environmental, and development strategies into Reliant Resources' regional operational strategy.

RESULTS OF OPERATIONS

Three months ended June 30, 2002 compared to the three months ended June 30,
2001

     Revenue. Our revenues were $290.4 million for the three months ended June 30, 2002 compared to $305.7 million for the three months ended June 30, 2001. The decrease primarily resulted from approximately 300,000 fewer megawatt hours sold during the three months ended June 30,2002.

     Operating Expenses. Our operating expenses consisted of fuel expense, purchased power, operations and maintenance expenses, general and administrative expenses, taxes other than income taxes (principally property taxes), and depreciation and amortization expense.

     Fuel and purchased power expenses were $83.3 million and $20.8 million for the three months ended June 30, 2002, respectively, compared with $113.5 million and $13.0 million for the three months ended June 30, 2001, respectively. The decrease in fuel was due to reduced generation for the comparable periods and market rate adjustments arising from unfavorable fuel contracts in the MidWest region. Purchased power increased during the period to due to increased outages and in some cases to take advantage of low prices in the market.

     Operations and maintenance expenses were $39.9 million for the three months ended June 30, 2002, as compared to $29.8 million for the three months ended June 30, 2001. The increase was mainly due to scheduled outages in our Cheswick facility during the three months ended June 30, 2002, as well as two new plants, Ceredo and Liberty, obtaining operational status during 2002 adding approximately $2 million to expense for the period.

     General and administrative expenses were $13.4 million for the three months ended June 30, 2002 as compared to $15.4 million for the three months ended June 30, 2001. The decrease was due to fewer management and administrative employees as a result of the Merger.

     Taxes other than income taxes amounted to $16.8 million for the three months ended June 30, 2002, as compared to $18.1 million for the three months ended June 30, 2001. The decrease was directly related to a concentrated effort, in our New York facilities, to reduce property tax costs through appeals and reassessments.

     Depreciation and amortization expense was $34.1 million for the three months ended June 30, 2002, as compared to $33.0 million for the three months ended June 30, 2001. This increase is due to increased capital costs being depreciated coupled with the increase in the fair value of the assets resulting from the application of purchase accounting (see Note 5 to our Interim Financial Statements).

     Operating Income. As a result of the above factors, our operating income was $82.2 million for the three months ended June 30, 2002, as compared to $83.0 million for the three months ended June 30, 2001.

     Interest Income. Interest income was $1.8 million for the three months ended June 30, 2002, as compared to $5.2 million for the three months ended June 30, 2001. This decrease is due to a decrease in total cash on hand to earn interest income for the period.

     Interest Expense. Our interest expense was $41.1 million for the three months ended June 30, 2002, as compared to $51.0 million for the three months ended June 30, 2001. This decrease is attributable to a reduction in our effective interest rate due to adjustments in fair value of debt in connection with our acquisition for the periods presented (see Notes 5 and 7 to our Interim Financial Statements) and to a reduction in the amount of borrowings outstanding due to the redemption on 4.5% bonds of $189 million.

     Income Tax Provision. Our income tax provision was $15.3 million for the three months ended June 30, 2002, as compared to $15.8 million for the three months ended June 30, 2001. The effective income tax rates, excluding certain state tax credits in effect for the three months ended June 30, 2002, for the periods were comparable.

     Net Income. As a result of the above factors, our net income was $27.6 million for the three months ended June 30, 2002, as compared to $21.3 million for the three months ended June 30, 2001.

From January 1, 2002 through February 19, 2002 and February 20, 2002 through June 30, 2002 compared to the six months ended June 30, 2001.

     Revenue. Our revenues were $122.4 million and $403.5 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through June 30, 2002, respectively, as compared to $581.5 million for the six months ended June 30, 2001. The decrease resulted from approximately 590,000 fewer megawatt hours sold during the periods.

     Operating Expenses. Our operating expenses consisted of fuel expense, purchased power, operations and maintenance expenses, general and administrative expenses, taxes other than income taxes (principally property taxes), and depreciation and amortization expense.

     Fuel expenses were $43.3 million and $117.7 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through June 30, 2002, respectively, as compared with $215.4 million for the six months ended June 30, 2001. The decrease was due to reduced fuel prices, especially coal prices, as well as reduced generation for the comparable periods as well as factors discussed above.

     Purchased power expenses were $3.2 million and $22.2 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through June 30, 2002, respectively, as compared with $22.7 million for the six months ended June 30, 2001. Purchased power increased during the period to due to increased outages and in some cases to take advantage of low prices in the market.

     Operations and maintenance expenses were $22.4 million and $51.4 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through June 30, 2002, respectively, as compared to $57.7 million for the six months ended June 30, 2001. The increase was mainly due to scheduled outages and equipment overhauls in our MidWest facilities during the periods, as well as two new plants, Ceredo and Liberty, obtaining operational status during the 2002 adding approximately $3 million to expense for the period.

     General and administrative expenses were $86.2 million and $19.3 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through June 30, 2002, respectively, as compared to $28.2 million for the six months ended June 30, 2001. For the period January 1, 2002 through February 19, 2002, we recognized $46.0 million in severance and buyout packages paid to former executives of Orion Power, $29.0 million in legal and consulting fees related to the acquisition by Reliant Resources, and $1.4 million in deferred compensation expense relating to full vesting and payout of Orion Power stock options.

     Taxes other than income taxes amounted to $8.6 million and $24.9 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through June 30, 2002, respectively, as compared to $35.9 million for the six months ended June 30, 2001. The decrease was directly related to a concentrated effort, in reference to our New York facilities, to reduce property tax costs through appeals and reassessments.

     Depreciation and amortization expense was $25.5 million and $53.5 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through June 30, 2002, respectively, as compared to $65.2 million for the six months ended June 30, 2001. This increase is due to increased capital costs being depreciated coupled with the increase in the fair value of the assets resulting from the application of purchase accounting (see Note 5 to our Interim Financial Statements).

     Operating Income (Loss). As a result of the above factors, our operating loss was $66.8 million for the period from January 1, 2002 through February 19, 2002 and operating income of $114.4 million for the period from February 20, 2002 through June 30, 2002, as compared to operating income of $156.4 million for the six months ended June 30, 2001.

     Interest Income. Our interest income was $1.1 million and $2.4 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through June 30, 2002, respectively, as compared to $10.9 million for the six months ended June 30, 2001. This decrease is attributable to the reduction in interest rates, offset by substantially lower total cash on hand to earn interest for the comparable periods.

     Interest Expense. Our interest expense was $25.1 million and $53.4 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through June 30, 2002, respectively, as compared to $103.9 million for the six months ended June 30, 2001. This decrease is attributable to a reduction in our effective interest rate due to adjustments in fair value of debt in connection with our acquisition for the periods presented (see Notes 5 and 7 to our Interim Financial Statements) and to a reduction in the amount of borrowings outstanding due to the redemption on 4.5% bonds of $189 million.

     Income Tax (Benefit)Provision. Our income tax benefit was $38.6 million for the period from January 1, 2002 through February 19, 2002 and a provision of $22.7 million for the period from February 20, 2002 through June 30, 2002, as compared to a provision of $26.9 million for the six months ended June 30, 2001.

     Net Income(Loss). As a result of the above factors, our net loss was $52.2 million for the period from January 1, 2002 through February 19, 2002 and net income of $40.6 million for the period from February 20, 2002 through June 30, 2002, as compared to net income of $36.5 million for the six months ended June 30, 2001.

SEASONALITY

     Our operations vary depending upon seasonal and regional weather conditions, although the impact of seasonality can vary depending upon the geographic location of our facilities. In many areas, the demand for electric power peaks during the hot summer months, with energy and capacity prices correspondingly being the highest at that time. We can earn a substantial amount of our net income from a few days during the peak demand for electric power on the hottest days of summer. In some areas, demand also increases during the coldest winter months. Additionally, hydroelectric plants show seasonality depending upon the availability of water flows, which generally will be higher during rainy months or as a result of snowmelt in the late winter and spring. Prices will generally fluctuate with demand, being highest at times of greatest demand. This fluctuation is currently somewhat mitigated by the existence of the hydro-transition power sales agreement and the provider of last resort contract, both of which have constant prices for the entire year. Our overall future operating results may reflect different seasonal aspects, depending upon the location and characteristics of any additional facilities we acquire.

FINANCIAL CONDITION

     The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2001 and the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through June 30, 2002.

                                                                      FORMER ORION                 CURRENT ORION
                                                          -------------------------------------- ------------------
                                                                               JANUARY 1, 2002     FEBRUARY 20, 2002
                                                           SIX MONTHS ENDED        THROUGH              THROUGH
                                                            JUNE 30, 2001     FEBRUARY 19, 2002      JUNE 30, 2002
                                                          ------------------- ------------------ ------------------
                                                                               (IN MILLIONS)
Cash provided by (used in):
   Operating activities..................................   $           99      $           13     $         (101)
   Investing activities..................................             (199)                (50)               (55)
   Financing activities..................................              438                 (54)                69

     Net cash provided by (used in) operating activities for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through June 30, 2002, provided $13 million and used $101 million of cash, respectively, compared to $99 million in cash provided during the six months ended June 30, 2001. For the period January 1, 2002 through February 19, 2002, cash provided resulted from a decrease in restricted cash and increases in other non current liabilities offset by increases in other current and non current assets. In the period February 20, 2002 through June 30, 2002 cash used was primarily due to an increase in restricted cash for Orion NY for the period, a decrease in liabilities related to the purchase of services and materials, taxes withheld for employees and costs related to the acquisition by Reliant Resources as compared with the six months ended June 30, 2001.

     Investing activities for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through June 30, 2002, used $50 million and $55 million of cash, respectively, compared to $199 million for the six months ended June 30, 2001. The decrease in capital spending was primarily due to the completion of the Liberty and Ceredo projects and the reduced spending on recently cancelled development projects that were in process during the six months ended June 30, 2001.

     Financing activities for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through June 30, 2002, used $54 million and provided $69 million of cash, respectively, as compared to providing $438 million for the six months ended June 30, 2001. The decrease was due to repayments on long-term debt facilities offset by a capital contributions made by Reliant Resources primarily for the repurchase of the 4.5% Convertible Senior Notes, as compared to, $271 million in proceeds from the issuance of stock and $176 million in net borrowings for the six months ended June 30, 2001.

     As of June 30, 2002, we had restricted cash of $368 million that can only be used pursuant to our credit facilities in certain circumstances to fund the business activities of the subsidiaries that hold our hydroelectric assets, our assets located in New York City, our assets located in Cleveland, Philadelphia, Pittsburgh, West Pittsburgh and Youngstown. For additional discussion, see Note 7 to our Interim Financial Statements.

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

     The Orion Credit Agreements contain various business and financial covenants requiring Orion NY or Orion MidWest to, among other things, maintain a debt service coverage ratio of at least 1.5 to 1.0. Because it was anticipated that Orion MidWest would not meet this ratio for the quarter ended June 30, 2002, the MidWest Agreement was amended to provide that Orion MidWest is not required to meet this ratio until the quarter ending September 30, 2002. Orion MidWest may not be able to meet this debt service coverage ratio for the quarter ending September 30, 2002. It is the Company's current intention to arrange for the repayment, refinancing or amendment of these facilities prior to September 30, 2002. If the MidWest Credit Agreement is not repaid, refinanced or amended prior to that date, and if a waiver is required under this credit facility, the Company currently believes that it will be able to obtain such a waiver. However, the Company currently has no assurance that it will be able to obtain such a waiver or amendment from the lender group if required under the MidWest Credit Agreement. If the debt service coverage ratio is not met, and the MidWest Credit Agreement is not repaid, refinanced or amended or no waiver is obtained, the MidWest Credit Agreement would be in default and the lenders could demand payment of all outstanding amounts under the MidWest Credit Agreement.

     The senior credit facility of Orion Power contains various business and financial covenants that require Orion Power to, among other things, maintain a debt service coverage ratio of at least 1.4 to 1.0. Orion Power did not meet the debt service coverage ratio for the three months ended March 31, 2002 and June 30, 2002, as required. While the failure to meet such ratio for two consecutive quarters is a default under the senior credit facility, the senior credit facility was amended to provide that such failure will not be considered to be an event of default until September 30, 2002. It is the Company's current intention to arrange for the repayment, refinancing or amendment of this facility prior to September 30, 2002. If this facility is not repaid, refinanced or amended prior to that date, and if a waiver is required under this credit facility, the Company currently believes that it will be able to obtain such a waiver. However, the Company currently has no assurance that it will be able to obtain such a waiver or amendment from the lender groups if required under this credit facility. If the debt service coverage ratio is not met, and the senior credit facility is not repaid, refinanced or amended or no waiver is obtained, the senior credit facility would be in default and the lenders could demand payment of all outstanding amounts under the senior credit facility.

Depending on our performance and market conditions prevailing at the time of the expiration of these credit facilities, Reliant Resources may not be able to arrange for the necessary replacement of these facilities on terms that are acceptable to us. If we are unable to obtain financing to replace these facilities on terms that are acceptable to us, our financial condition and future results of operations would be materially adversely affected. For additional information regarding debt obligations, please read Note 7 to our Interim Financial Statements.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The Company will apply this guidance prospectively.

     In August 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The Company will apply the provisions of SFAS No. 146 to all exit or disposal activities initiated after December 31, 2002.

     See discussions in Note 3 to our Interim Financial Statements regarding our adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133) on January 1, 2001 and adoption of subsequent cleared guidance. Also see Note 6 to our Interim Financial Statements regarding our adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142).

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

     The Company records gross revenue for energy sales and services related to its electric power generation facilities under the accrual method and these revenues generally are recognized upon delivery. Energy sales and services related to its electric power generation facilities not billed by month-end are accrued based upon estimated energy and services delivered. Electric power and other energy services are sold at market-based prices through existing power exchanges or through third-party contracts. The only portion of our revenue that contains certain assumptions in its determination and measurement is the revenue recognized from the Provider of Last Resort contract with Duquesne Light Company. The revenue, per the contract, is based on the amount of charges billed to Duquesne Light Company's customer base for the services provided. Since the amount of the actual revenue is not known until it is remitted by Duquesne Light Company subsequent to when they have read a customer's meter, we have established a reasonable number of assumptions regarding multiple factors to match the megawatts we produce to the revenue we record. These assumptions are continuously reviewed and revised, as necessary. We have been and continue to work with Duquesne Light Company's to obtain the most accurate and timely data available to minimize any volatility within our assumptions. Through June 30, 2002, there have been no significant revisions or changes to our revenue recognition assumptions related to this contract.

     The determination of fair value of non-trading derivative assets and liabilities required significant estimates (see Note 3 to our Interim Financial Statements).

     The analysis of impairment of long-lived assets and intangibles required significant estimates (see Note 6 to our Interim Financial Statements and Note 2 to the Orion Power 10-K Notes).

     For a description of all significant accounting policies, please read Note 2 to the Orion Power 10-K Notes.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               None

         (b)   Reports on Form 8-K

               Current report on Form 8-K dated February 19, 2002, as filed with the SEC on May 20, 2002 (Items 4 and 7)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ORION POWER HOLDINGS, INC.



                                       By:  Curtis A. Morgan
                                            -----------------------------------
                                            President


Dated: August 14, 2002