Form 10-Q
period 2002-09-30
ORION POWER HOLDINGS INC
filed 2002-11-15
CIK 1120236

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 497-3000

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---    ---
         AS OF NOVEMBER 14, 2002, ORION POWER HOLDINGS, INC. HAD 1,000 SHARES OF COMMON STOCK OUTSTANDING, ALL OF WHICH WERE HELD BY RELIANT RESOURCES, INC.

         ORION POWER HOLDINGS, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                   ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements..............................................................................3

           Consolidated Balance Sheets as of December 31, 2001 and September 30, 2002 (unaudited)............3

           Consolidated Statements of Operations for the three months ended
           September 30, 2001 and 2002 (unaudited) ..........................................................5

           Consolidated Statements of Operations for the nine months ended September 30, 2001, for the period January 1, 2002 through February 19, 2002, and for the period
           February 20, 2002 through September 30, 2002 (unaudited)..........................................6

           Consolidated Statements of Cash Flows for the nine months ended
           September 30, 2001, for the period January 1, 2002 through
           February 19, 2002, and for the period February 20, 2002 through
           September 30, 2002 (unaudited)....................................................................7

           Notes to Unaudited Consolidated Financial Statements..............................................8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............21

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......................................29

Item 4.    Controls and Procedures..........................................................................30

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.................................................................31


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                               FORMER ORION    |   CURRENT ORION
                                                             ----------------- | ------------------
                                                                DECEMBER 31,   |   SEPTEMBER 30,
                                                                    2001       |       2002
                                                             ----------------- | ------------------
                                                                               |
ASSETS                                                                         |
CURRENT ASSETS:                                                                |
   Cash and cash equivalents ...............................    $   183,719    |    $    10,292
   Restricted cash .........................................        336,714    |        369,981
   Accounts receivable, net of allowances for bad                              |
      debts of $1,631 and $1,006, respectively .............        134,113    |        137,408
   Inventory and supplies ..................................         58,969    |         64,860
   Deferred income tax asset ...............................          3,754    |          3,215
   Income tax receivable, net ..............................             --    |        116,428
   Derivative assets .......................................         13,472    |          8,908
   Prepaid expenses and other ..............................         22,544    |         46,941
                                                                -----------    |    -----------
Total current assets .......................................        753,285    |        758,033
                                                                -----------    |    -----------
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                        |
   OF $247,543 AND $81,877, RESPECTIVELY ...................      3,350,893    |      3,951,662
                                                                               |
OTHER NON CURRENT ASSETS:                                                      |
   Prepaid expenses and other ..............................          7,089    |         15,586
   Derivative assets, non current ..........................         11,563    |          6,624
   Other intangibles, net of accumulated amortization                          |
      of $10,203 and $8,811, respectively ..................         65,734    |         83,449
   Goodwill, net of accumulated amortization of $857                           |
      at December 31, 2001 .................................        101,972    |      1,448,349
   Deferred financing costs, net of accumulated amortization                   |
      of $30,084 at December 31, 2001 ......................         37,762    |             --
                                                                -----------    |    -----------
   Total other non current assets ..........................        224,120    |      1,554,008
                                                                -----------    |    -----------
   Total assets ............................................    $ 4,328,298    |    $ 6,263,703
                                                                ===========    |    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                 FORMER ORION     |    CURRENT ORION
                                                               -----------------  |  ------------------
                                                                  DECEMBER 31,    |    SEPTEMBER 30,
                                                                      2001        |        2002
                                                               -----------------  |  ------------------
                                                                                  |
LIABILITIES AND STOCKHOLDER'S EQUITY                                              |
CURRENT LIABILITIES:                                                              |
   Short-term borrowings and current portion of long-term debt    $ 1,614,334     |      $   305,077
   Accounts payable ...........................................        76,336     |           53,639
   Payable to affiliates, net .................................            --     |            8,189
   Accrued interest ...........................................        17,276     |           30,898
   Deferred revenue ...........................................         1,875     |               --
   Derivative liabilities .....................................         3,090     |           30,873
   Contractual obligations ....................................            --     |           53,793
   Other ......................................................        26,432     |           46,873
                                                                  -----------     |      -----------
Total current liabilities .....................................     1,739,343     |          529,342
                                                                  -----------     |      -----------
LONG-TERM DEBT ................................................       870,000     |        2,035,651
Deferred income tax liabilities ...............................         1,204     |          253,307
Derivative liabilities ........................................        88,634     |           28,480
Contractual obligations .......................................            --     |           59,688
Other long-term liabilities ...................................        47,487     |           71,931
                                                                  -----------     |      -----------
Total liabilities .............................................     2,746,668     |        2,978,399
                                                                  -----------     |      -----------
                                                                                  |
COMMITMENTS AND CONTINGENCIES (NOTE 9)                                            |
                                                                                  |
STOCKHOLDER'S EQUITY:                                                             |
   Common stock, $.01 par value; 200 million shares authorized;                   |
      103,648,909 shares issued and outstanding at December 31,                   |
      2001 and $1.00 par value; 1,000 shares authorized, issued                   |
      and outstanding at September 30, 2002, respectively .....         1,037     |               --
   Additional paid-in capital .................................     1,503,891     |        3,212,618
   Deferred compensation ......................................        (1,763)    |               --
   Notes receivable from officers .............................        (3,736)    |               --
   Accumulated other comprehensive loss .......................       (51,061)    |          (29,333)
   Retained earnings ..........................................       133,262     |          102,019
                                                                  -----------     |      -----------
   Total stockholder's equity .................................     1,581,630     |        3,285,304
                                                                  -----------     |      -----------
   Total liabilities and stockholder's equity .................   $ 4,328,298     |      $ 6,263,703
                                                                  ===========     |      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                            FORMER ORION    |   CURRENT ORION
                                                         ------------------ | ------------------
                                                            THREE MONTHS    |    THREE MONTHS
                                                               ENDED        |       ENDED
                                                         SEPTEMBER 30, 2001 | SEPTEMBER 30, 2002
                                                         ------------------ | ------------------
                                                                            |
OPERATING REVENUES .......................................   $ 381,747      |     $ 420,640
                                                                            |
OPERATING EXPENSES:                                                         |
   Fuel ..................................................     127,740      |       130,121
   Purchased power .......................................      19,906      |        22,076
   Operations and maintenance ............................      35,041      |        61,033
   General and administrative ............................      15,183      |        10,685
   Taxes other than income taxes .........................      10,484      |        18,023
   Depreciation and amortization .........................      34,439      |        38,716
                                                             ---------      |     ---------
Total operating expenses .................................     242,793      |       280,654
                                                             ---------      |     ---------
OPERATING INCOME .........................................     138,954      |       139,986
                                                                            |
Interest income ..........................................       6,427      |         1,719
Interest expense .........................................     (50,755)     |       (39,931)
                                                             ---------      |     ---------
Income before provision for income tax ...................      94,626      |       101,774
Income tax provision .....................................     (29,752)     |       (40,404)
                                                             ---------      |     ---------
   NET INCOME ............................................   $  64,874      |     $  61,370
                                                             =========      |     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                     FORMER ORION                 |   CURRENT ORION
                                                         ---------------------------------------- | -----------------
                                                            NINE MONTHS          JANUARY 1, 2002  |  FEBRUARY 20, 2002
                                                               ENDED                 THROUGH      |      THROUGH
                                                         SEPTEMBER 30, 2001     FEBRUARY 19, 2002 |  SEPTEMBER 30, 2002
                                                         ------------------     ----------------- | --------------------
                                                                                                  |
OPERATING REVENUES ....................................      $  963,219            $  122,408     |       $  824,094
                                                                                                  |
OPERATING EXPENSES:                                                                               |
   Fuel ...............................................         343,183                43,282     |          247,782
   Purchased power ....................................          42,655                 3,232     |           44,324
   Operations and maintenance .........................          92,725                22,419     |          112,459
   General and administrative .........................          43,363                86,188     |           30,020
   Taxes other than income taxes ......................          46,354                 8,576     |           42,967
   Depreciation and amortization ......................          99,634                25,530     |           92,197
                                                             ----------            ----------     |       ----------
Total operating expenses ..............................         667,914               189,227     |          569,749
                                                             ----------            ----------     |       ----------
OPERATING INCOME (LOSS) ...............................         295,305               (66,819)    |          254,345
                                                                                                  |
Interest income .......................................          17,372                 1,101     |            4,091
Interest expense ......................................        (154,686)              (25,067)    |          (93,329)
                                                             ----------            ----------     |       ----------
Income (loss) before provision/benefit for income tax .         157,991               (90,785)    |          165,107
Income tax (provision) benefit ........................         (56,666)               38,611     |          (63,088)
                                                             ----------            ----------     |       ----------
   NET INCOME (LOSS) ..................................      $  101,325            $  (52,174)    |       $  102,019
                                                             ==========            ==========     |       ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                         FORMER ORION                  |   CURRENT ORION
                                                             ----------------------------------------- | -----------------
                                                                NINE MONTHS           JANUARY 1, 2002  |  FEBRUARY 20, 2002
                                                                   ENDED                  THROUGH      |      THROUGH
                                                             SEPTEMBER 30, 2001      FEBRUARY 19, 2002 |  SEPTEMBER 30, 2002
                                                             ------------------      ----------------- | --------------------
                                                                                                       |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                  |
   Net income (loss) .........................................   $  101,325             $  (52,174)    |       $  102,019
   Adjustments to reconcile net income (loss) to net cash                                              |
      provided by (used in) operating activities:                                                      |
      Deferred income taxes ..................................       25,383                 (4,787)    |          145,637
      Deferred compensation ..................................        1,197                  1,763     |               --
      Contractual rights and obligations amortization, net ...           --                     --     |          (50,129)
      Debt and interest rate swap revaluation amortization ...           --                     --     |          (21,640)
      (Gain) loss on derivative instruments ..................      (16,407)                12,065     |            3,177
      Interest income on officers' note receivable ...........         (243)                    --     |               --
      Depreciation and amortization ..........................      111,696                 25,530     |           92,197
      Change in assets and liabilities:                                                                |
         Restricted cash .....................................       32,933                 86,339     |         (129,349)
         Accounts receivable .................................       (6,517)               (50,375)    |           33,192
         Inventory and supplies ..............................       (5,949)                  (539)    |          (14,629)
         Prepaid expenses and other current assets ...........        1,033                (44,279)    |          (12,370)
         Prepaid expenses and other non current assets .......        5,443                (37,798)    |            4,499
         Accounts payable ....................................      (56,319)                26,041     |          (27,141)
         Payables to affiliates, net .........................           --                     --     |            8,189
         Accrued interest ....................................       13,445                 16,738     |           (3,112)
         Income tax receivable ...............................           --                     --     |          (71,698)
         Deferred revenue ....................................         (919)                  (517)    |               --
         Other current liabilities ...........................       (3,858)               (10,958)    |          (48,243)
         Other long-term liabilities .........................       (3,345)                45,802     |          (28,610)
                                                                 ----------             ----------     |       ----------
Net cash provided by (used in) operating activities ..........      198,898                 12,851     |          (18,011)
                                                                 ----------             ----------     |       ----------
                                                                                                       |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                                  |
      Purchase of property and equipment .....................     (357,761)               (49,642)    |          (79,283)
                                                                 ----------             ----------     |       ----------
                                                                                                       |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                                  |
      Issuance of common stock, net ..........................      271,116                    491     |               --
      Payments on debt .......................................     (250,366)               (78,758)    |         (333,728)
      Borrowings on debt .....................................      431,200                 21,000     |           99,200
      Payments on deferred financing fees ....................      (10,988)                  (100)    |               --
      Capital contributions ..................................           --                     --     |          248,817
      Proceeds from note receivable from officers ............        2,080                  3,736     |               --
                                                                 ----------             ----------     |       ----------
Net cash provided by (used in) financing activities ..........      443,042                (53,631)    |           14,289
                                                                 ----------             ----------     |       ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS ......................      284,179                (90,422)    |          (83,005)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............      135,834                183,719     |           93,297
                                                                 ----------             ----------     |       ----------
CASH AND CASH EQUIVALENTS, ENDING OF PERIOD ..................   $  420,013             $   93,297     |       $   10,292
                                                                 ==========             ==========     |       ==========
Supplemental Disclosure of Cash Flow Information:                                                      |
Cash paid for:                                                                                         |
      Interest ...............................................   $  130,324             $    7,342     |       $  112,547
      Income taxes ...........................................   $   36,006             $       65     |               --



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF INTERIM PRESENTATION

     Included in this Quarterly Report on Form 10-Q (Form 10-Q) for Orion Power Holdings, Inc. together with its subsidiaries (Orion Power or the Company) are the Company's consolidated interim financial statements and notes (Interim Financial Statements). The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the annual report on Form 10-K of Orion Power (Orion Power Form 10-K) for the year ended December 31, 2001 and the quarterly reports on Form 10-Q of Orion Power for the quarters ended March 31, 2002 (First Quarter 10-Q) and June 30, 2002 (Second Quarter 10-Q).

     On February 19, 2002, Orion Power was acquired by Reliant Resources, Inc. (Reliant Resources) in a merger (the Merger) with a wholly owned subsidiary of Reliant Resources, Inc. As a result, Orion Power became a wholly owned subsidiary of Reliant Resources (see Note 4).

     As of September 30, 2002, Orion Power owned 83 power plants with a total net generating capacity of approximately 6,598 megawatts (MW).

     Within these financial statements, "Current Orion" and "Former Orion" refer to Orion Power, after and before, respectively, the Merger (see Note 4).

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

     The gains and losses related to financial instruments and contractual commitments qualifying and designated as hedges related to the sale of electric power and purchase of fuel are deferred in accumulated other comprehensive income to the extent the contracts are effective, and then are recognized in the same period as the settlement of the underlying physical transaction. Realized gains and losses are included in operating revenues and operating expenses, as applicable, in the Consolidated Statements of Operations. For additional discussion, see Note 6 to the Interim Financial Statements and Note 2 to the consolidated financial statements included in the notes to the Orion Power Form 10-K (Orion Power 10-K Notes).

     The Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations of the Company for the respective periods. Amounts reported in the Consolidated Statements of Operations are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (a) seasonal fluctuation in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures, (d) acquisitions and dispositions of assets and other interests and (e) changes in interest rates. In addition, certain amounts from the prior period have been reclassified to conform to the Company's presentation of financial statements in the current period. These reclassifications do not affect the earnings of the Company.

2.   REFINANCING AND LIQUIDITY ISSUES

     During the first nine months of 2002, many factors negatively impacted the Company. These factors included weaker pricing for power, capacity and ancillary services in the markets we serve; downgrades in the Company's (and the Company's parent, Reliant Resources') credit ratings to below investment grade by major rating agencies; decline in market availability for debt refinancing; and continued weakness in the United States economy in general.

     Liquidity Concerns. For the remainder of 2002, our principal sources of liquidity will be cash from operations, as well as fundings from our existing credit facilities including the restructuring of our Orion Power Holdings, Inc. (Orion Power) revolving senior credit facility and of our Orion Power New York, L.P. (Orion NY) and Orion Power MidWest, L.P. (Orion MidWest) credit facilities (see discussion on restructuring below).

     Refinancing Issues. As of September 30, 2002, the Company had approximately $1.6 billion of credit facilities that will mature on or prior to December 31, 2002; $1.2 billion was classified as long-term, as it was management's intention to maintain the borrowings in excess of one year.

     During October 2002, the Company restructured the Orion Power revolving senior credit facility that matured in December 2002, the Orion MidWest credit facility that matured in October 2002 and the Orion NY credit facility that matured in December 2002. As part of this restructuring, the Orion Power revolving credit facility was terminated, and the Orion MidWest and Orion NY credit facilities were extended until October 2005. The amended and restated Orion MidWest credit facility includes an acquisition term loan in the outstanding principal amount of approximately $974 million, and a $75 million revolving working capital facility. The amended and restated Orion NY credit facility includes an acquisition term loan in the outstanding principal amount of approximately $353 million, and a $30 million revolving working capital facility. The loans under each facility bear interest at LIBOR plus a margin or at a base rate plus a margin. The LIBOR margin is 2.50% in the first 12 months, 2.75% from 12 to 18 months, 3.25% from 18 to 24 months and 3.75% thereafter; the base rate margin is 1.50% in the first 12 months, 1.75% from 12 to 18 months, 2.25% from 18 to 24 months and 2.75% thereafter. The amended and restated Orion NY credit facility is secured by a first lien on substantially all of the assets of Orion NY and its subsidiaries (excluding certain plant assets) and a second lien on substantially all of the assets of Orion MidWest and its subsidiary; the amended and restated Orion MidWest credit facility is, in turn, secured by a first lien on substantially all of the assets of Orion MidWest and its subsidiary and a second lien on substantially all of the assets of Orion NY and its subsidiaries (excluding certain plant assets).

     Both the Orion MidWest and Orion NY credit facilities contain certain covenants and negative pledges that must be met by each borrower under its respective facility to borrow funds or obtain letters of credit, and which require Orion MidWest and Orion NY to maintain a combined debt service coverage ratio of 1.5 to 1.0. These covenants are not anticipated to materially restrict either borrower's ability to borrow funds or obtain letters of credit under its respective credit facility. These covenants do, however, increase the loan compliance burden on the Company and increase the risk of default under the respective credit facilities. The restructured facilities also provide for available cash under one facility to flow up to a newly created bankruptcy remote entity and down to the other borrower to meet shortfalls in the other borrower's ability to make certain payments, including operating costs.

     Although cash sufficient to make the November and December 2002 payments on the Company's 12% senior notes and 4.5% convertible notes was provided in connection with the restructuring, the ability of the borrowers to make subsequent dividend payments to Orion Power for such interest payments or otherwise are subject to certain requirements that are likely to restrict such dividends. Reliant Resources may be required to make such interest payments if at the time such payments are due, dividends are restricted under the Orion NY and Orion MidWest credit facilities, and funds generated from Orion Power's other subsidiaries or from other sources are insufficient.

     Credit Ratings. During the third quarter of 2002, Moody's and Standard & Poor's downgraded the Company's credit rating. Credit ratings impact the Company's ability to obtain short- and long-term financing, the cost of such financing and the execution of its commercial strategies. As of September 30, 2002 the Company's credit ratings for its senior unsecured notes were as follows:

DATE ASSIGNED             RATING AGENCY               RATING
-------------             -------------               ------

July 31, 2002             Moody's (1)                 Ba3, review for potential downgrade
September 27, 2002        Standard & Poor's (2)       BB-, credit watch with negative implications

------------
(1) On July 31, 2002, Moody's downgraded the Company's senior unsecured rating and bank loan ratings assigned to the Company to Ba3 from Baa3.
(2) On September 27, 2002, Standard & Poor's lowered the Company's senior unsecured rating to BB- from BB+ (the Company's issuer rating remained at BB+).

     The Company cannot assure that these ratings will remain in effect for any given period of time or that one or more of these ratings will not be lowered again. The Company notes that these credit ratings are not recommendations to buy, sell or hold its securities and may be revised or withdrawn at any time by such rating agency. Each rating should be evaluated independently of any other rating. Any future incremental reduction or withdrawal of one or more of the Company's credit ratings could have an additional material adverse impact on its ability to access capital on acceptable terms, including its ability to refinance debt obligations as they mature. The Company's financial and operational flexibility is likely to be reduced as a result of more restrictive covenants, the requirement for security and other terms that are typically imposed on sub-investment grade entities as discussed above.

3.   BORROWINGS FROM THIRD PARTIES

     Credit Facilities. As of September 30, 2002, we had $1.86 billion in committed credit facilities of which $25 million remained unused. As of September 30, 2002, letters of credit outstanding under these facilities aggregated $53 million. As of September 30, 2002, borrowings of $1.78 billion were outstanding under these facilities; $1.2 billion was classified as long-term, as it was management's intention to maintain the borrowings in excess of one year. The following table provides a summary of the amounts owed and amounts available under our various credit facilities as of September 30, 2002 (in millions):

                                    TOTAL                                            EXPIRING BY
                                  COMMITTED     DRAWN     LETTERS OF    UNUSED      SEPTEMBER 30,   EXPIRATION
                                    CREDIT      AMOUNT      CREDIT      AMOUNT          2003           DATE
                                  ---------     ------    ----------    ------      ------------    ----------
Orion Power and Subsidiaries:
  Orion Power (1)...............  $    62      $    51      $   11      $   0         $    62      December 2002
  Orion MidWest (1).............    1,063        1,048          15          0           1,063      October 2002
  Orion NY (1)..................      442          412          10         20             442      December 2002
                                                                                                   October 2002 -
  Liberty Electric..............      292          270          17          5               8      April 2026
                                  -------      -------      ------      -----       ---------
Total...........................  $ 1,859      $ 1,781      $   53      $  25       $   1,575
                                  =======      =======      ======      =====       =========

--------------
(1) In October 2002, the Company repaid approximately $144 million in borrowings with cash and restricted cash in connection with the amended and restated New York and MidWest credit facilities. See Note 2 for further discussion of the debt restructuring.

     Revolving Senior Credit Facility. As of September 30, 2002, Orion Power had an unsecured revolving senior credit facility. As part of the ongoing refinancing negotiations the amount of this facility was reduced in September 2002, from $75 million to $62 million in conjunction with a reduction of the total letters of credit outstanding. Amounts outstanding under the facility bore interest at a floating rate. As of September 30, 2002, the Company had $51 million in outstanding borrowings under this facility and a total of $11 million in letters of credit were also outstanding. This credit facility contained various covenants that included, among others, restrictions on the payment of dividends by Orion Power.

     The senior credit facility of Orion Power contained various business and financial covenants that required Orion Power to, among other things, maintain a debt service coverage ratio of at least 1.4 to 1.0. Orion Power did not meet the debt service coverage ratio for the three months ended June 30, 2002 and September 30, 2002, as required.

     While the failure to meet such ratio for two consecutive fiscal quarters is a default under the senior credit facility, the senior credit facility was amended to provide that such failure was not considered to be an event of default until the maturity date of the Orion MidWest credit facility.

     This facility was terminated in October 2002 in connection with the execution of the amended and restated Orion MidWest and Orion NY credit facilities. See Note 2 for further discussion of the debt restructuring.

     New York Credit Agreement. As of September 30, 2002, Orion NY, a wholly owned subsidiary of Orion Power had a secured credit agreement (New York Credit Agreement), which included a $412 million acquisition facility and a $30 million revolving working capital facility, including letters of credit. As of September 30, 2002, Orion NY had $412 million of acquisition loans outstanding and there were no revolving loans outstanding. A total of $10 million in letters of credit were also outstanding under the New York Credit Agreement. The loans bore interest at the borrower's option at a base rate plus 0.75% or LIBOR plus 1.75%. The weighted average interest rate on outstanding borrowings as of September 30, 2002, was 5.50%. The credit agreement was secured by substantially all of the assets of Orion NY and its subsidiaries, excluding certain plant assets. As of September 30, 2002, restricted cash under the New York Credit Agreement was $261 million.

     A subsidiary of Orion NY provided a mortgage with respect to one of the hydroelectric plants to the City of Cohoes Industrial Development Agency (CCIDA) in violation of the negative covenant in the New York Credit Agreement that limits liens, other than those permitted, on the assets. The transaction was approved by the lenders and the default was cured in October 2002, in connection with the restructuring of the New York Credit Agreement. See Note 2 for discussion of the restructuring of the New York Credit Agreement.

     MidWest Credit Agreement. As of September 30, 2002, Orion MidWest, a wholly owned subsidiary of Orion Power, had a secured credit agreement (MidWest Credit Agreement), which included a $988 million acquisition facility and a $75 million revolving working capital facility, including letters of credit. As of September 30, 2002, Orion MidWest had $988 million and $60 million of acquisition loans and revolving loans outstanding, respectively. A total of $15 million in letters of credit were outstanding under the MidWest Credit Agreement. The loans bore interest at the borrower's option at a base rate plus 1.00% or LIBOR plus 2.00%. The weighted average interest rate on outstanding borrowings as of September 30, 2002, was 3.83%. Borrowings under the MidWest Credit Agreement were secured by substantially all the assets of Orion MidWest and its subsidiary. As of September 30, 2002, restricted cash under the MidWest Credit Agreement was $85 million. See Note 2 for discussion of the restructuring of the MidWest Credit Agreement.

     In connection with the Orion Power acquisition, the existing interest rate swaps related to the New York Credit Agreement and the MidWest Credit Agreement (collectively, the Orion Credit Agreements) were bifurcated into a debt component and a derivative component. The fair value of the debt component, approximately $31 million for the New York Credit Agreement and $59 million for the MidWest Credit Agreement, was based on Reliant Resources' incremental borrowing rates at the acquisition date for similar types of borrowing arrangements. The value of the debt component will be amortized to interest expense over the life of the interest rate swaps to which they relate. For the period February 20, 2002 through September 30, 2002, $5 million and $12 million was amortized to interest expense for Orion NY and Orion MidWest, respectively. See Note 6 for information regarding the Company's derivative financial instruments.

     The Orion Credit Agreements contained various business and financial covenants requiring Orion NY or Orion MidWest to, among other things, maintain a debt service coverage ratio of at least 1.5 to 1.0. Because it was anticipated that Orion MidWest would not meet this ratio for the quarter ended September 30, 2002, the MidWest Credit Agreement was amended to provide that Orion MidWest was not required to meet this ratio for that quarter and was subsequently amended to remove this requirement entirely.

     Each of Orion NY, Orion Power New York GP, Inc., Astoria Generating Company, L.P., Carr Street Generating Station, LP, Erie Boulevard Hydropower, LP, Orion MidWest, Orion Power Midwest GP, Inc., Twelvepole Creek, LLC and Orion Power Capital, LLC is a separate legal entity and has its own assets.

     The MidWest and New York Credit Agreements were amended and restated in October 2002 to extend the maturity of the agreements by 3 years, to October 28, 2005. See Note 2 for additional discussion of the amended and restated agreements.

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

     On May 24, 2002, the construction loan was converted to a term loan. As of the conversion date, the term loan had an outstanding principal balance of $270 million, with $105 million having a final maturity in 2012 and the balance having maturities through 2026. On the conversion date Orion Power made the required cash equity contribution of $30 million into Liberty, which was used to repay a like amount of equity bridge loans advanced by the lenders. A related $41 million letter of credit furnished by Orion Power as credit support was returned for cancellation. In addition, on the conversion date, a $17.5 million letter of credit was issued in satisfaction of Liberty's obligation to provide a debt service reserve. The project financing facility also provides for a $5 million working capital line of credit, which is now active. The debt service reserve facility and the working capital facility expire in May 2007.

     Amounts outstanding under the Liberty Credit Agreement bear interest at a floating rate for a portion of the facility, which may be either LIBOR plus a margin of 1.25% or a base rate, except for the institutional term loan which bears interest at a fixed rate. At September 30, 2002, the weighted average interest rate of outstanding borrowings was 3.11% on the floating rate component and 9.02% on the fixed rate portion. As of September 30, 2002, Liberty had $105 million and $165 million of the floating rate and fixed rate portions of the facility outstanding, respectively and a total of $17.5 million in letters of credit were also outstanding under the Liberty Credit Agreement.

     The lenders under the Liberty Credit Agreement have a security interest in substantially all of the assets of Liberty. The Liberty Credit Agreement contains restrictive covenants that restrict Liberty's ability to, among other things, make dividend distributions unless Liberty satisfies various conditions. As of September 30, 2002, restricted cash under the Liberty Credit Agreement totaled $24 million.

     For additional information regarding Liberty Credit Agreement related issues and concerns, please see Note 9.

     Senior Notes. Orion Power has outstanding $400 million aggregate principal amount of 12% senior notes, due 2010 (Senior Notes). The Senior Notes are senior unsecured obligations of Orion Power. Orion Power is not required to make any mandatory redemption or sinking fund payments with respect to the Senior Notes. The Senior Notes are not guaranteed by any of Orion Power's subsidiaries. In connection with the Orion Power acquisition, the Company recorded the Senior Notes at estimated fair value of $479 million. The $79 million premium will be amortized against interest expense over the life of the Senior Notes. For the period February 20, 2002 through September 30, 2002, $4 million was amortized to interest expense for the Senior Notes. The fair value of the Senior Notes was based on Reliant Resources' then current incremental borrowing rates for similar types of borrowing arrangements at the time of acquisition. The Senior Notes indenture contains covenants that include among others, restrictions on the payment of dividends by Orion Power.

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

     Convertible Senior Notes. Orion Power had outstanding an aggregate principal amount of $200 million of 4.5% convertible senior notes, due on June 1, 2008 (Convertible Senior Notes). Pursuant to certain change of control provisions, Orion Power commenced an offer to repurchase the Convertible Senior Notes, on March 1, 2002, which expired on April 10, 2002. During the second quarter of 2002, the Company repurchased $189 million in principal amount under the offer to repurchase and $11 million aggregate principal amount of the Convertible Senior Notes remained outstanding at September 30, 2002. During October 2002, substantially all of the remaining $11 million aggregate principal amount of the Convertible Senior Notes were repurchased for $8.4 million. The repurchases were funded on Orion Power's behalf with cash provided by Reliant Resources.

4.   Acquisition by Reliant Resources

     On February 19, 2002, the Company was acquired by merger by a wholly owned subsidiary of Reliant Resources. The transaction resulted in the purchase by Reliant Resources of the outstanding shares of common stock of the Company for $26.80 per share in cash for an aggregate purchase price of approximately $2.9 billion. Reliant Resources funded the Orion Power acquisition with a $2.9 billion credit facility and $41 million of cash on hand.

     Reliant Resources accounted for the acquisition as a purchase with assets and liabilities of Orion Power reflected at their estimated fair values. The Company's fair value adjustments primarily included adjustments in property, plant and equipment, contracts, severance liabilities, debt, unrecognized pension and postretirement benefits liabilities and related deferred taxes. The fair value adjustments related to the acquisition have been pushed down to Orion Power. Orion Power expects to finalize these fair value adjustments no later than February 2003, based on valuations of property, plant and equipment, intangible assets and other assets and obligations.

     The following table presents selected financial information and unaudited pro forma information for the three and nine months ended September 30, 2001 and the period from January 1, 2002 through February 19, 2002, as if the acquisition had occurred on January 1, 2001 and 2002, as applicable:

                                       THREE MONTHS ENDED         NINE MONTHS ENDED          JANUARY 1 THROUGH
                                       SEPTEMBER 30, 2001         SEPTEMBER 30, 2001         FEBRUARY 19, 2002
                                      ---------------------      --------------------      ---------------------
                                       ACTUAL     PRO FORMA      ACTUAL     PRO FORMA      ACTUAL      PRO FORMA
                                      -------     ---------      ------     ---------      ------      ---------
                                                                    (IN MILLIONS)
Revenues...........................   $   382      $  382        $  963      $  963        $  122        $  122
Net income (loss)..................        65          67           101         109           (52)          (51)

     These unaudited pro forma results, based on assumptions deemed appropriate by the Company's management, have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted if Orion Power had been acquired by Reliant Resources on January 1, 2001 and 2002, as applicable. Purchase-related adjustments to the results of operations include the effects on depreciation and amortization, interest expense and income taxes. These unaudited pro forma results reflect the acquisition of Orion Power in accordance with SFAS No. 141 and SFAS No. 142. For additional information regarding the Company's adoption of SFAS No. 141 and SFAS No. 142, please read Notes 5 and 7.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 did not materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations. The Company adopted SFAS No. 144 on January 1, 2002.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002. The Company will apply this guidance prospectively.

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

     See Note 6 for a discussion regarding the Company's adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133) on January 1, 2001 and adoption of subsequent cleared guidance. See Note 7 for a discussion regarding the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) on January 1, 2002.

6.   DERIVATIVE FINANCIAL INSTRUMENTS

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

     The Company accounts for its derivative instruments at fair value as assets or liabilities, unless they are designated as "normal," as discussed below. To qualify for cash flow hedge accounting, the hedge relationship must be formally designated and documented at inception and be anticipated to be highly effective. If the requirements for hedge accounting are not met, the Company classifies the derivative as no hedging designation, and accounts for derivative fair value changes currently through the Consolidated Statements of Operations.

     As of September 30, 2002, the Company holds interest rate swaps with an aggregate notional amount of $950 million to fix the interest rate applicable to floating rate short-term and long-term debt for Orion NY and Orion MidWest. The Company reports interest rate swaps at fair value with changes in the swap fair value reported in either other comprehensive income (OCI) or earnings as determined by whether the contract is designated in a qualifying hedge relationship. For interest rate swaps qualifying for hedge accounting, the effective portion of the gains/losses on the interest rate swaps are reported as a component of OCI. Deferred gains and losses from effective hedge relationships will be reclassified into earnings as adjustments to interest expense over the life of the forecasted variable interest payments being hedged. If the swap does not qualify for hedge accounting, any change in fair value between periods is reported currently in earnings. The maximum length of time the Company is hedging its exposure to the payment of variable interest is seven years.

     The Company generally accounts for contracts for the forward purchase and sale of various commodities as derivatives at fair value. The classification for reporting the change in fair values depends on whether the contract qualifies for hedge accounting. For those contracts that qualify for hedge accounting, the effective portion of the derivative fair value change is reported as a component of OCI. Gains/losses on the commodity forward contracts are reclassified from OCI to earnings in the same period(s) that the hedged forecasted transactions impacts earnings. For those commodity contracts to which hedge accounting is not applied, the Company reports any change in fair value currently in earnings, unless the contract is designated as normal, as discussed below.

     The Company also has certain commodity purchase contracts for the physical delivery of goods in quantities expected to be used in the normal course of business. These contracts meet the definition of a derivative, however, they meet the requirements of the normal purchases and sales exception of SFAS No. 133 and thus are not reflected in the balance sheet at fair value.

     The adoption of SFAS No. 133 resulted in a one-time pre-tax reduction of approximately $57 million ($33 million after taxes) to OCI, a component of Stockholder's Equity. The reduction to OCI resulted from the recognition of the Company's contracts meeting the definition of a derivative at fair value. At September 30, 2002, the Company had net derivative liabilities of approximately $51.0 million and net losses in OCI of approximately $29.3 million respectively, after tax, related to fair values of the Company's derivatives. As of September 30, 2002, the Company expects net gains of $14 million, after tax, in accumulated other comprehensive loss to be reclassified into net income during the next twelve months.

     The application of SFAS No. 133 is still evolving as the FASB clears issues submitted to the Derivatives Implementation Group for consideration. During the second quarter of 2001, an issue that applies exclusively to the electric industry and allows the normal purchases and normal sales exception for option-type contracts if certain criteria are met was approved by the FASB with an effective date of July 1, 2001. The adoption of this cleared guidance had no material impact on the Company's results of operations. Certain criteria of this previously approved guidance were revised in October and December 2001 and became effective on April 1, 2002. The effect of adoption of the revised guidance did not have a material impact on the Company's consolidated financial statements.

     During the third quarter of 2001, the FASB cleared an issue related to application of the normal purchases and normal sales exception to contracts that combine forward and purchased option contracts. The effective date of this guidance was April 1, 2002 and the effect of adoption of the revised guidance did not have a material impact on the Company's consolidated financial statements.

7.   GOODWILL AND INTANGIBLES

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

     An impairment analysis requires estimates of future market prices, valuation of plant and equipment, growth, competition and many other factors as of the determination date. Any resulting impairment loss is highly dependent on these underlying assumptions. Such assumptions are generally consistent with those utilized in the Company's annual planning process and industry valuation and appraisal reports. If the assumptions and estimates underlying any goodwill impairment evaluation differ greatly from the actual results, or to the extent that such assumptions change through time, there could be additional goodwill impairments in the future.

     SFAS No. 142 also requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has elected to perform its annual test for indications of goodwill impairment as of November 1. We anticipate finalizing the annual impairment test during the fourth quarter of 2002 and currently cannot estimate the outcome. Impairments, if any, will be classified as operating expense.

     On January 1, 2002, the Company discontinued amortizing goodwill into its results of operations pursuant to SFAS No. 142. The Company had no goodwill amortization for the nine months ended September 30, 2001.

     The components of the Company's other intangible assets as of December 31, 2001 and September 30, 2002, consist of the following (in millions):

                                                    DECEMBER 31, 2001    SEPTEMBER 30, 2002
                                                    -----------------    ------------------
Federal Energy Regulatory Commission Licenses......      $     61             $      -
Provider Of Last Resort Contract...................            14                    -
Contractual rights.................................             -                   92
Other..............................................             1                    -
                                                         --------             --------
Total..............................................            76                   92
                                                         --------             --------
Accumulated Amortization...........................           (10)                  (9)
                                                         --------             --------
Total..............................................      $     66             $     83
                                                         ========             ========


     As of September 30, 2002, Reliant Resources had assigned no fair value to specific intangibles on the balance sheet at December 31, 2001. The Company expects to finalize the fair value adjustments to intangible assets no later than February 2003 based on valuations of specific intangibles.

     In connection with the Merger, the Company recorded the fair value of certain fuel and power contracts. The Company estimated the fair value of the contracts using forward pricing curves over the life of each contract. Those contracts with positive fair value at the date of acquisition, (Contractual Rights) were recorded to intangible assets and those contracts with negative fair value at the date of acquisition, (Contractual Obligations) were recorded to current and long-term liabilities on the Consolidated Balance Sheet.

     Contractual Rights and Contractual Obligations are amortized to fuel expense and revenues, as applicable, based on the estimated realization of the fair value established on the acquisition date over the contractual lives. Additionally, the time value portion of the contract's value is amortized to interest expense over the contractual lives. There may be times during the life of the contract when accumulated amortization exceeds the carrying value of the recorded assets or liabilities due to the timing of realizing the fair value established on the acquisition date.

     The Company amortized $2 million and $9 million of Contractual Rights during the three months ended September 30, 2002 and for the period from February 20, 2002 through September 30, 2002, respectively. The Company amortized $49 million and $59 million of Contractual Obligations during the three months ended September 30, 2002 and for the period from February 20, 2002 through September 30, 2002, respectively. Estimated amortization of Contractual Rights and Contractual Obligations for the remainder of 2002 and the five succeeding fiscal years is as follows (in millions):

                                                                                     NET (INCREASE)
                                              CONTRACTUAL         CONTRACTUAL         DECREASE IN
                                                RIGHTS            OBLIGATIONS           INCOME
                                              -----------         -----------        --------------
2002.......................................    $      8           $       -            $       8
2003.......................................          25                 (52)                 (27)
2004.......................................          30                 (44)                 (14)
2005.......................................          18                  (7)                  11
2006.......................................          14                  (1)                  13
2007.......................................          21                   -                   21
                                               --------           ---------            ---------
 Total................................Total    $    116           $    (104)           $      12
                                               ========           =========            =========

     Amortization expense for other intangibles, excluding Contractual Rights, for the three months ended September 30, 2001 and 2002 was $1.3 million and $0, respectively. Amortization expense for other intangibles, excluding Contractual Rights, for the nine months ended September 30, 2001, the period from January 1, 2002 through February 19, 2002 and the period from February 20, 2002 through September 30, 2002 was $3.9 million, $610,000 and $0, respectively.

8.   RELATED PARTY TRANSACTIONS

     The Interim Financial Statements include transactions between the Company and Reliant Resources and its subsidiaries other than the Company. The majority of these transactions involve the purchase or sale of energy, capacity, ancillary services, fuel, emissions allowances or related derivatives or services (including transportation, transmission and storage services) by Reliant Energy Services, Inc. (RES), a wholly owned subsidiary of Reliant Resources, from or to the Company. These transactions have been entered into on an arm's-length basis with pricing derived from market indices, the actual price paid by RES to the upstream third party for the relevant product or another price reflecting market conditions at the time of the transaction.

     Purchases from Reliant Resources and its subsidiaries other than the Company were $60.6 million and $105.0 million for the three months ended September 30, 2002 and the period from February 20, 2002 through September 30, 2002, respectively. Sales to Reliant Resources and its subsidiaries other than the Company were $11.1 million and $13.7 million for the three months ended September 30, 2002 and the period from February 20, 2002 through September 30, 2002, respectively.

     During the nine months ended September 30, 2002, Reliant Resources made equity contributions to the Company totaling $249 million. The contributions in the nine months ended September 30, 2002, were primarily to fund the redemption of the Convertible Senior Notes, federal income taxes and interest on the Senior Notes.

     During 2001, Orion Power was involved in several contracts with current or former owners related to the operations of certain of its facilities. Additionally, Orion Power had several notes receivable, with an aggregate amount of $3.7 million, from officers outstanding at December 31, 2001, which were paid off at the completion of the Merger on February 19, 2002.

9.   COMMITMENTS AND CONTINGENCIES

     Generating Projects. As of September 30, 2002, all facilities previously under construction have reached commercial operation, including the Oswegatchie Power Plant (a hydroelectric facility in St. Lawrence County, New York). As of September 30, 2002 all previous contracts to purchase additional power generation equipment, except one, have been canceled, because the Company determined the equipment is in excess of current needs. We plan to pay approximately $1 million in 2003 to cancel the remaining contract.

     Tolling Agreement for Liberty Electric Generating Station. The output of the Liberty Electric Generating Station (the Liberty Station) is contracted under a tolling agreement between LEP and PG&E Energy Trading-Power, L.P. (PGET) for a term of approximately 14 years, with an option to extend at the end of the term (the Tolling Agreement). Under the Tolling Agreement, PGET has the exclusive right to receive all energy, capacity and ancillary services produced by Liberty Station. PGET must pay for, and is responsible for, all fuel used by Liberty Station.

     Standard & Poor's and Moody's have downgraded to sub-investment grade the senior unsecured debt of PG&E National Energy Group, Inc. (NEG), one of the two guarantors of PGET's obligations under the Tolling Agreement. Because PGET did not post replacement security within the period required by the Tolling Agreement, the downgrade constitutes an Event of Default by PGET under the Tolling Agreement. While LEP could terminate the Tolling Agreement pursuant to the terms of the Tolling Agreement as a result of said failure, there are certain limitations under the Liberty Credit Agreements on LEP's ability to take unilateral action in response to a PGET event of default. Additionally, on October 11, 2002, Standard & Poor's downgraded to sub-investment grade the senior unsecured debt of PG&E Gas Transmission, Northwest Corp. (GTN) the other guarantor of PGET's obligations under the Tolling Agreement. On October 16, 2002, Moody's also downgraded GTN's senior unsecured debt to sub-investment grade.

     In addition, on August 19, 2002, and September 10, 2002, PGET notified LEP that it believed LEP had violated the Tolling Agreement by not following PGET's instructions relating to the dispatch of the Liberty Station during specified periods. The September 10, 2002 letter also claims that LEP did not timely provide PGET with certain information to make a necessary FERC filing. While LEP does not agree with PGET's interpretation of the Tolling Agreement regarding the dispatch issue, LEP agreed to (i) compensate PGET approximately $17,000 for the alleged damages attributable to the claims raised in the August 19, 2002 letter and (ii) treat several hours of plant outages as forced outages for purposes of the Tolling Agreement, thereby resolving the issues raised in the August 19 letter (which compensation and treatment are not believed to be material). The Tolling Agreement generally provides that covenant-related defaults must be cured within 30 business days or they will (if material) result in an event of default, entitling the non-defaulting party to terminate. PGET has extended this cure period (relating to the September 10, 2002 letter) to November 30, 2002. While there can be no assurances as to the outcome of this matter, LEP believes that it will be able to resolve the issues raised in the September 10, 2002 letter without causing an event of default under the Tolling Agreement. However, if LEP is unable to resolve said issues and PGET declares an event of default, then PGET would be in a position to terminate the Tolling Agreement. In addition to the material adverse effect such a termination would have on Liberty as discussed below, such a termination may also result in PGET drawing on the $35 million letter of credit posted on behalf of LEP under the Tolling Agreement.

     Under the Tolling Agreement, a non-defaulting party who terminates the Tolling Agreement is entitled to calculate its damages in accordance with specified criteria set forth therein; the non-defaulting party is the only party entitled to damages. The defaulting party would be entitled to refer such damage calculation to arbitration. The institution of any arbitration could delay the receipt of such damages for an extended period of time. In addition, if PGET is the defaulting party, the payment of said damages could be further delayed if PGET and one or more of GTN and NEG seeks protection from creditors under the bankruptcy laws. Such filings also may result in LEP receiving significantly less in damages than it might otherwise be entitled.

     LEP and PGET are engaged in discussions seeking to resolve the disputes and claims of both LEP and PGET under the Tolling Agreement. There is no guarantee that these discussions will be successful. Any resolution would require the approval of the parties providing the financing under the Liberty Credit Agreements. In addition, any such settlement may have a material adverse effect on LEP and Liberty.

     It should be noted that the termination of the Tolling Agreement for any reason most likely would have a material adverse effect on Liberty and LEP. LEP currently receives a fixed monthly payment from PGET under the Tolling Agreement. If the Tolling Agreement is terminated, then LEP would be required to either find a power purchaser or tolling customer to replace PGET or, if that effort is unsuccessful, to sell the energy and/or capacity into the merchant energy market without any assurance, in either of the foregoing cases, that LEP would be able to earn enough revenues to pay all of its expenses or to enable Liberty to make interest and scheduled principal payments under the Liberty Credit Agreements as they become due. If the Tolling Agreement is terminated, the gas transportation agreement that PGET utilizes in connection with the Tolling Agreement will revert to LEP and LEP will be required to perform the obligations currently being performed by PGET under said agreement. The termination of the Tolling Agreement may cause both Liberty and LEP to seek other alternatives, including possible reorganization under the bankruptcy laws. Orion Power would not be required to reorganize under the bankruptcy laws due solely to Liberty or LEP seeking to reorganize.

     As noted above, the Liberty Credit Agreements restrict the ability of LEP to terminate the Tolling Agreement. There is also a requirement in the Liberty Credit Agreements that Liberty, the borrower under the Liberty Credit Agreements, and LEP enforce all of their respective rights under the Tolling Agreement. Liberty and LEP have received waivers from the lenders under the Liberty Credit Agreements from the requirement that they enforce all of their respective rights under the Tolling Agreement. These waivers extend through and expire on December 8, 2002.

     Billing Dispute with Duquesne Light Company. The Company is engaged in a dispute with Duquesne Light Company (DLC) over DLC's administration of a special contract with one of its retail customers. The Company believes that DLC has been improperly applying a provision of its High Voltage Power Service retail tariff. In Orion Power's opinion, DLC has been under billing by the improper application of this tariff provision. This would have the result of decreased remittance to Orion MidWest from DLC by approximately $5 to $7 million annually. The Company notified DLC of the dispute in May 2001 following an audit of DLC's special contracts with its large industrial customers. The parties have been unable to resolve the matter through the dispute provisions of the provider of last resort (POLR) agreement. On October 25, 2002, DLC filed a petition for a declaratory order by the Pennsylvania Public Utility Commission (PAPUC), seeking confirmation that DLC correctly applies the disputed provision. The Company will file its response in November 2002.

     Agreements and Amendments to Agreements with Duquesne Light Company. On February 15, 2002, the Company and DLC executed a capacity agreement, amendments to the POLR Contract I and II Agreements, and an amended and restated ancillary services agreement, as well as amendments to certain related agreements. DLC and the Company entered into such agreements and amendments to facilitate DLC's entry into the Pennsylvania, New Jersey and Maryland West regional transmission organization (PJM West). Effectiveness of all of the foregoing was conditioned upon receipt of the consent of the Company's lenders as well as the satisfaction of a number of other conditions precedent, including, without limitation, approval by the PAPUC of certain changes to DLC's retail and supplier tariffs (the DLC Tariffs) to allow DLC to pass on to the applicable customers amounts payable by DLC under the capacity agreement and additional amounts under the amended and restated ancillary services agreement. DLC filed a petition with the PAPUC seeking such modifications to the DLC Tariffs.

     On August 1, 2002, DLC sent a letter to the PAPUC regarding DLC's analysis of the effect of Federal Energy Regulatory Commission's (FERC) notice of proposed rulemaking on standard market design (issued July 31, 2002) on DLC's petition to modify the DLC Tariffs. In the August 1, 2002 letter, DLC stated that FERC's proposed rulemaking justifies delaying its efforts to join PJM West and to secure capacity reserves required by PJM West, and thus sought a finding from the PAPUC that it would be premature to approve DLC's petition at this time. The PAPUC ruled in favor of DLC, granting them the requested delay, which resulted in the capacity agreement and all of the amendments mentioned above, terminating automatically on August 14, 2002. The termination of the capacity agreement and such amendments did not affect the validity or enforceability of the POLR Contract I or II Agreements.

     Orion Power Environmental Contingencies. In connection with the Company's 1999 acquisition of 71 hydroelectric plants in northern and central New York and four gas- or oil- fired plants in New York City, Orion Power assumed the liability for the estimated cost of environmental remediation at several properties. Orion Power developed remediation plans for each of these properties in connection with Consent Orders with the New York State Department of Environmental Conservation at two New York City sites and one hydroelectric site for releases of petroleum and other substances by the prior owners. The liability assumed by the Company for all New York assets was approximately $10 million, which the Company expects to pay through 2005.

     In connection with the acquisition of MidWest assets by Orion Power, Orion Power became responsible for the liability associated with the closure of three ash disposal sites in Pennsylvania. The liability assumed and recorded by the Company for these disposal sites was approximately $12 million, with $1 million to be paid over the next five years.

10.  COMPREHENSIVE INCOME AND STOCKHOLDER'S EQUITY

     The following table summarizes the components of total comprehensive (loss) income (in thousands):

                                                                           FORMER ORION                          CURRENT ORION
                                                              ------------------------------------------       ------------------
                                                                 NINE MONTHS            JANUARY 1, 2002        FEBRUARY 20, 2002
                                                                    ENDED                   THROUGH                 THROUGH
                                                              SEPTEMBER 30,2001        FEBRUARY 19, 2002       SEPTEMBER 30, 2002
                                                              -----------------        -----------------       ------------------
Net income (loss) ..................................            $    101,325             $    (52,174)            $    102,019
Other comprehensive income (loss):
  Cumulative effect of adoption of SFAS No. 133 ....                 (33,330)                      --                       --
  Net deferred losses from cash flow hedges ........                 (24,271)                  (2,344)                 (29,333)
                                                                ------------             ------------             ------------
Comprehensive income (loss) ........................            $     43,724             $    (54,518)            $     72,686
                                                                ============             ============             ============

                                                               FORMER ORION                  CURRENT ORION
                                                            ------------------             ------------------
                                                               THREE MONTHS                   THREE MONTHS
                                                                   ENDED                          ENDED
                                                            SEPTEMBER 30, 2001             SEPTEMBER 30, 2002
                                                            ------------------             ------------------
Net income .........................................           $     64,874                  $     61,370
Other comprehensive income (loss):
  Cumulative effect of adoption of SFAS No. 133 ....                (33,330)                           --
  Net deferred gains/losses from cash flow hedges ..                (23,648)                      (20,547)
                                                               ------------                  ------------
Comprehensive income ...............................           $      7,896                  $     40,823
                                                               ============                  ============


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

11.  INCOME TAXES

     The Company is included in the consolidated income tax returns of Reliant Resources. The Company calculates its income tax provision on a separate return basis under a tax sharing agreement with Reliant Resources. The Company uses the liability method of accounting for deferred income taxes and measures deferred income taxes for all significant income tax temporary differences. Prior to the acquisition date, the Company filed a consolidated federal income tax return. The Company's pre-acquisition consolidated federal income tax returns have been filed and settled through the year 2001.

12.  SUBSEQUENT EVENTS

     See Note 2 regarding the restructuring of Orion Power, Orion MidWest and Orion NY credit facilities in October 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     The following discussion and analysis should be read in combination with our Interim Financial Statements and notes contained in this Form 10-Q.

     Orion Power meets the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Orion Power has omitted from this report the information called for by the following
Part II items of Form 10Q: Item 2 (Changes in Securities and Use of Proceeds),
Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in the amount of revenue and expense items of Orion Power for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 and the periods January 1, 2002 through February 19, 2002 and February 20, 2002 through September 30, 2002, compared to the nine months ended September 30, 2001.

     From time to time, Orion Power makes statements concerning its expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are not historical facts. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although Orion Power believes that the expectations and the underlying assumptions reflected in its forward-looking statements are reasonable, it cannot assure you that these expectations will prove to be correct. Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements.

     The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

     o the effects of competition, including the extent and timing of the entry of additional competitors in our markets,
     o  liquidity concerns in our markets,
     o the successful and timely completion of our construction projects, as well as the successful start-up of completed projects,
     o our pursuit of potential business strategies, including acquisitions or dispositions of assets or the development of additional power generation facilities,
     o  the timing and extent of changes in commodity prices and interest rates,
     o the availability of adequate supplies of fuel, water, and associated transportation necessary to operate our generation portfolio,
     o weather variations and other natural phenomena, which can effect the demand for power from, or our ability to produce power at, our generating facilities,
     o financial market conditions, our access to capital and the results of our financing and refinancing efforts, including availability of funds in the debt/capital markets for merchant generation companies,
     o the credit worthiness or bankruptcy or other financial distress of our counterparties or Reliant Resources,
     o  actions by rating agencies with respect to us or our competitors,
     o  the outcome of pending lawsuits,
     o  acts of terrorism or war,
     o  the availability and price of insurance and
     o political, legal, regulatory and economic conditions and developments in the United States.

     When used in Orion Power's documents, the words "anticipate," "estimate," "believes," "continues," "could," "intends," "guidance," "outlook," "may," "plans," "potential," "should," "will," "expect," "objective," "projection," "forecast," "goal" and similar words are intended to identify forward-looking statements.

OVERVIEW

     We are an electric power generating company formed in March 1998 to acquire, develop, own and operate power-generating facilities in certain deregulated wholesale markets throughout North America. As of September 30, 2002, we had 83 power plants with a total generating capacity of 6,598 MW.

     On February 19, 2002, we were acquired by Reliant Resources, Inc., for $2.9 billion, in a merger with a wholly owned subsidiary of Reliant Resources.

     Reliant Resources accounted for the acquisition as a purchase with assets and liabilities of Orion Power reflected at their estimated fair values. The fair value adjustments related to the acquisition, which have been pushed down to Orion Power, primarily included adjustments in property, plant and equipment, contracts, severance liabilities, debt, unrecognized pension and postretirement benefits liabilities and related deferred taxes. For additional information regarding the acquisition, please see Note 4 to the Interim Financial Statements.

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

OUTLOOK

     Reliant Resources has begun integrating our assets into the existing Reliant Resources businesses, utilizing Reliant Resources' extensive marketing and operational experience. Reliant Resources is working to improve the performance of our assets through a review of operations focused on reducing operating and maintenance costs as well as improving availability and reliability.

     During 2002, generally weaker pricing for capacity, ancillary services and/or power coupled at times with a narrowing of the spread between power prices and natural gas fuel costs (spark spread) negatively impacted our merchant results, excluding existing contracts. We expect this trend to continue in 2003. However, in the long-term we anticipate that supply surpluses will tighten, regulatory intervention will be more balanced, prices will improve for capacity, ancillary services and power and spark spreads will widen. This view is consistent with our fundamental belief that long run market prices must reach levels sufficient to support an adequate rate of return on the construction of new generation. However, if in the long term the current weak environment persists, we could have significant impairments of our property and equipment and goodwill.

     SFAS No. 142 requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual test for indications of goodwill impairment as of November 1, in conjunction with our annual planning process. We anticipate finalizing our annual impairment test during the fourth quarter of 2002 and currently cannot estimate the outcome. As of September 30, 2002, we have goodwill of $1.45 billion. For additional information regarding an impairment analysis, please read Note 7 to our Interim Financial Statements.

RESULTS OF OPERATIONS

Three months ended September 30, 2002 compared to the three months ended September 30, 2001

     Revenue. Our revenues increased by $38.9 million for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The increase resulted from the Liberty Station becoming operational during the second quarter of 2002, a 12% increase in prices for power sales in the MidWest region and the amortization of Contractual Obligations (see Note 7 to our Interim Financial Statements). This increase was offset by a 20% decrease in prices for power sales in New York City, being caused by the implementation of new price mitigation procedures by the New York Independent Service Operators (NYISO).

     Operating Expenses. Our operating expenses consisted of fuel expense, purchased power, operations and maintenance expenses, general and administrative expenses, taxes other than income taxes (principally property taxes), and depreciation and amortization expense.

     Fuel and purchased power expenses increased $2.4 million and $2.2 million for the three months ended September 30, 2002, respectively, compared with the three months ended September 30, 2001, respectively. The increase in fuel was primarily due to increased power generation at the New York facilities partially offset by decreased power generation in the MidWest region and the amortization of Contractual Obligations (see Note 7 to our Interim Financial Statements). Purchased power increased during the period to take advantage of lower prices in the market and to meet commitments to provide power in the MidWest region.

     Operations and maintenance expenses increased $26.0 million for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. The increase was mainly due to higher expenses for maintenance and improvement, increased generation at the New York facilities, and increased equipment overhaul and repair work in the MidWest. In addition, Liberty obtained operational status during the second quarter of 2002.

     General and administrative expenses decreased $4.5 million for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The decrease was due to fewer administrative and facility resources as a result of the Merger.

     Taxes other than income taxes increased $7.5 million for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. The increase was directly related to credits recognized in the prior year related to MidWest and New York property taxes.

     Depreciation and amortization expense increased $4.3 million for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. This change is due to increased capital costs being depreciated coupled with the increase in the fair value of the assets resulting from the application of purchase accounting (see Note 4 to our Interim Financial Statements).

     Operating Income. As a result of the above factors, our operating income decreased $1.0 million for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001.

     Interest Income. Interest income decreased $4.7 million for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. This change is due to a decrease in total cash on hand to earn interest income for the period.

     Interest Expense. Our interest expense decreased $10.8 million for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. This decrease is attributable to a reduction in our effective interest rate due to adjustments in fair value of debt in connection with our acquisition for the periods presented (see Notes 3 and 4 to our Interim Financial Statements) and to a reduction in the amount of borrowings outstanding.

     Income Tax Provision. During the three months ended September 30, 2001 and 2002, our effective tax rate was 31.4% and 39.7%, respectively. The rate was lower in the 2001 period due to the implementation of the New York State Empire Zone tax credit program during the third quarter 2001, resulting in nine months of income tax benefits being realized during the three months ended September 30, 2001.

     Net Income. As a result of the above factors, our net income decreased $3.5 million for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001.

From January 1, 2002 through February 19, 2002 and February 20, 2002 through September 30, 2002 compared to the nine months ended September 30, 2001.

     Revenue. Our revenues were $122.4 million and $824.1 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through September 30, 2002, respectively, as compared to $963.2 million for the nine months ended September 30, 2001. The decrease was primarily caused by lower power sales and a 17% decrease in prices for power sales related to the New York City assets; the latter being caused by the implementation of new price mitigation procedures by the NYISO. This was partially offset by increased revenues from our hydroelectric and MidWest assets in addition to Liberty achieving commercial operations in May 2002 and the amortization of Contractual Obligations (see Note 7 to our Interim Financial Statements).

     Operating Expenses. Our operating expenses consisted of fuel expense, purchased power, operations and maintenance expenses, general and administrative expenses, taxes other than income taxes (principally property taxes), and depreciation and amortization expense.

     Fuel expenses were $43.3 million and $247.8 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through September 30, 2002, respectively, as compared with $343.2 million for the nine months ended September 30, 2001. The decrease resulted from lower fuel costs in New York due to a reduction in the average price per mmbtu during 2002 and the amortization of Contractual Obligations (see Note 7 to our Interim Financial Statements).

     Purchased power expenses were $3.2 million and $44.3 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through September 30, 2002, respectively, as compared with $42.7 million for the nine months ended September 30, 2001. Purchased power increased during the period due to increased outages and in some cases to take advantage of low prices in the market.

     Operations and maintenance expenses were $22.4 million and $112.5 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through September 30, 2002, respectively, as compared to $92.7 million for the nine months ended September 30, 2001. The increase was mainly due to higher expenses for maintenance and improvement, increased generation at the New York facilities as well as increased equipment overhaul and repair work in the MidWest region.

     General and administrative expenses were $86.2 million and $30.0 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through September 30, 2002, respectively, as compared to $43.4 million for the nine months ended September 30, 2001. For the period January 1, 2002 through February 19, 2002, we recognized $46.0 million in severance and buyout packages paid to former executives of Orion Power, $29.0 million in legal and consulting fees related to our acquisition by Reliant Resources, and $1.4 million in deferred compensation expense relating to full vesting and payout of Orion Power stock options.

     Taxes other than income taxes amounted to $8.6 million and $43.0 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through September 30, 2002, respectively, as compared to $46.4 million for the nine months ended September 30, 2001. The increase was directly related to credits recognized in the prior year related to MidWest and New York property taxes.

     Depreciation and amortization expense was $25.5 million and $92.2 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through September 30, 2002, respectively, as compared to $99.6 million for the nine months ended September 30, 2001. This increase is due to increased capital costs being depreciated coupled with the increase in the fair value of the assets resulting from the application of purchase accounting (see Note 4 to our Interim Financial Statements).

     Operating Income (Loss). As a result of the above factors, our operating loss was $66.8 million for the period from January 1, 2002 through February 19, 2002 and operating income of $254.3 million for the period from February 20, 2002 through September 30, 2002, as compared to operating income of $295.3 million for the nine months ended September 30, 2001.

     Interest Income. Our interest income was $1.1 million and $4.1 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through September 30, 2002, respectively, as compared to $17.4 million for the nine months ended September 30, 2001. This decrease is attributable to the reduction in interest rates and substantially lower total cash on hand to earn interest for the comparable periods.

     Interest Expense. Our interest expense was $25.1 million and $93.3 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through September 30, 2002, respectively, as compared to

$154.7 million for the nine months ended September 30, 2001. This decrease is attributable to a reduction in our effective interest rate due to adjustments in fair value of debt in connection with our acquisition for the periods presented (see Notes 3 and 4 to our Interim Financial Statements) and to a reduction in the amount of borrowings outstanding.

     Income Tax (Benefit) Provision. During the nine months ended September 30, 2001 and 2002, our effective tax rate was 36.0% and 32.9%, respectively. The income tax rate was lower for the nine months ended September 30, 2002 due to the effect of the New York Empire Zone tax credits being applied against lower net income, which resulted from losses realized during the January 1, 2002 through February 19, 2002 period.

     Net Income (Loss). As a result of the above factors, our net loss was $52.2 million for the period from January 1, 2002 through February 19, 2002 and net income of $102.0 million for the period from February 20, 2002 through September 30, 2002, as compared to net income of $101.3 million for the nine months ended September 30, 2001.

SEASONALITY

     Our operations vary depending upon seasonal and regional weather conditions, although the impact of seasonality can vary depending upon the geographic location of our facilities. In many areas, the demand for electric power peaks during the hot summer months, with energy and capacity prices correspondingly being the highest at that time. We can earn a substantial amount of our net income during the peak demand for electric power on the hottest days of summer. In some areas, demand also increases during the coldest winter months. Additionally, hydroelectric plants show seasonality depending upon the availability of water flows, which generally will be higher during rainy months or as a result of snowmelt in the late winter and spring. Prices will generally fluctuate with demand, being highest at times of greatest demand. This fluctuation is currently somewhat mitigated by the existence of the hydropower sales agreement and the provider of last resort contract, both of which have constant prices on a quarterly basis. Our overall future operating results may reflect different seasonal aspects, depending upon the location and characteristics of any additional facilities we acquire.

FINANCIAL CONDITION

     The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2001 and the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through September 30, 2002.

                                                                       FORMER ORION                 CURRENT ORION
                                                          -------------------------------------  ------------------
                                                              NINE MONTHS       JANUARY 1, 2002      FEBRUARY 20,
                                                                 ENDED             THROUGH          2002 THROUGH
                                                          SEPTEMBER 30, 2001  FEBRUARY 19, 2002  SEPTEMBER 30, 2002
                                                          ------------------  -----------------  ------------------
                                                                               (IN MILLIONS)
Cash provided by (used in):
   Operating activities..................................        $ 199               $  13               $ (18)
   Investing activities..................................         (358)                (50)                (79)
   Financing activities..................................          443                 (54)                 14

     Net cash provided by (used in) operating activities for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through September 30, 2002, provided $13 million and used $18 million of cash, respectively, compared to $199 million in cash provided during the nine months ended September 30, 2001. For the period January 1, 2002 through February 19, 2002, cash provided resulted from a decrease in restricted cash and increases in other non current liabilities offset by increases in accounts receivable, prepaid/current and non current assets. In the period February 20, 2002 through September 30, 2002 cash used was primarily due to an increase in restricted cash for Orion NY for the period and a decrease in current and long-term liabilities related to the purchase of services and materials and costs related to the acquisition by Reliant Resources as compared with the nine months ended September 30, 2001.

     Investing activities for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through September 30, 2002, used $50 million and $79 million of cash, respectively, compared to $358 million for the nine months ended September 30, 2001. The decrease in capital spending was primarily due to the completion of the Liberty and Ceredo projects and the reduced spending on development projects cancelled in 2002, which were in process during the nine months ended September 30, 2001 (see Note 9 to our Interim Financial Statements).

     Financing activities for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through September 30, 2002, used $54 million and provided $14 million of cash, respectively, as compared to providing $443 million for the nine months ended September 30, 2001. The decrease was due to repayments on long-term debt facilities offset by capital contributions made by Reliant Resources, as compared to, $271 million in proceeds from the issuance of stock and $181 million in net borrowings for the nine months ended September 30, 2001.

     As of September 30, 2002, we had restricted cash of $370 million that can only be used pursuant to our credit facilities in certain circumstances to fund the business activities of the subsidiaries that hold our hydroelectric assets, our assets located in New York City and our assets located in Cleveland, Philadelphia, Pittsburgh, West Pittsburgh and Youngstown. For additional discussion, see Note 3 to our Interim Financial Statements.

FUTURE SOURCES AND USES OF CASH FLOWS

     For 2002, our principal sources of liquidity will be cash from operations, as well as fundings from our existing credit facilities and contributions from Reliant Resources. The major risks to our liquidity sources for 2002 and 2003 are declines in cash from operations and significant increases in interest rates.

     During October 2002, the Company restructured the Orion Power revolving senior credit facility that matured in December 2002, the Orion MidWest credit facility that matured in October 2002 and the Orion NY credit facility that matured in December 2002. As part of this restructuring, the Orion Power revolving credit facility was terminated, and the Orion MidWest and Orion NY credit facilities were extended until October 2005.

     For additional information regarding debt obligations, liquidity and refinancing please read Note 2 and 3 to our Interim Financial Statements.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002. The Company will apply this guidance prospectively.

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

     See discussions in Note 6 to our Interim Financial Statements regarding our adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133) on January 1, 2001 and adoption of subsequent cleared guidance. Also see Note 7 to our Interim Financial Statements regarding our adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No.142).

CRITICAL ACCOUNTING POLICIES

     A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operations and requires management to make difficult, subjective or complex judgments. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Estimates and assumptions about future events and their effects cannot be made with certainty. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes.

     We believe the following are the most significant estimates used in the preparation of our consolidated financial statements:

     The Company records gross revenue for energy sales and services related to its electric power generation facilities under the accrual method and these revenues generally are recognized upon delivery. Energy sales and services related to its electric power generation facilities not billed by month-end are accrued based upon estimated energy and services delivered. Electric power and other energy services are sold at market-based prices through existing power exchanges or through third-party contracts. The only portion of our revenue that contains certain assumptions in its determination and measurement is the revenue recognized from the Provider of Last Resort contract with Duquesne Light Company. The revenue, per the contract, is based on the amount of charges billed to

Duquesne Light Company's customer base for the services provided. Since the amount of the actual revenue is not known until it is remitted by Duquesne Light Company subsequent to when they have read a customer's meter, we have established a reasonable number of assumptions regarding multiple factors to match the megawatts we produce to the revenue we record. These assumptions are continuously reviewed and revised, as necessary. We have been and continue to work with Duquesne Light Company's to obtain the most accurate and timely data available to minimize any volatility within our assumptions. Through September 30, 2002, there have been no significant revisions or changes to our revenue recognition assumptions related to this contract.

     The determination of fair value of non-trading derivative assets and liabilities require significant estimates (see Note 6 to our Interim Financial Statements).

     The analysis of impairment of long-lived assets and intangibles require significant estimates (please read "Management's Discussion and Analysis of Financial Condition and Results of Operations" within this Form 10-Q, Note 7 to our Interim Financial Statements and Note 2 to the Orion Power 10-K Notes).

     For a description of all significant accounting policies, please read Note 2 to the Orion Power 10-K Notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company has financial instruments that involve various market risks and uncertainties. For information regarding the Company's exposure to risks associated with interest rates, equity market prices, and energy commodity prices, see Item 7A of the Orion Power Form 10-K. These risks have not materially changed from the market risks disclosed in the Orion Power Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The Company's President (principal executive officer and principal financial officer) has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

     It should be noted that the design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will be successful in achieving its stated goal under all potential future conditions, regardless of how remote.

     Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              10.1 Second Amended and Restated Credit Agreement Dated October 28, 2002 of Orion Power New York, L.P.

              10.2 Second Amended and Restated Credit Agreement Dated October 28, 2002 of Orion Power MidWest, L.P.

              10.3 Deposit Account Agreement Dated October 28, 2002 of Orion Power Capital, L.L.C.

              99.1 President (principal executive officer and principal financial officer) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and
                       (b) of Section 1350, Chapter 63 of Title 18, United States Code)

         (b)  REPORTS OF FORM 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ORION POWER HOLDINGS, INC.

                                             By: /s/ Curtis A. Morgan
                                                --------------------------------
                                                Curtis A. Morgan
                                                President (principal executive
                                                officer and principal financial
                                                officer)

Dated: November 14, 2002

                                  CERTIFICATION


I, Curtis A. Morgan, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Orion Power Holdings, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                        /s/ Curtis A. Morgan
                                                -------------------------------
                                                Curtis A. Morgan
                                                President (principal executive
                                                officer and principal financial
                                                officer)

                                 EXHIBIT INDEX


        EXHIBIT
        NUMBER        DESCRIPTION
        -------       -----------

         10.1 Second Amended and Restated Credit Agreement Dated October 28, 2002 of Orion Power New York, L.P.

         10.2 Second Amended and Restated Credit Agreement Dated October 28, 2002 of Orion Power MidWest, L.P.

         10.3 Deposit Account Agreement Dated October 28, 2002 of Orion Power Capital, L.L.C.

         99.1 President (principal executive officer and principal financial officer) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States
                      Code)