Form 10-K
period 2003-12-31
ORION POWER HOLDINGS INC
filed 2004-03-17
CIK 1120236

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 1-16077

                ------------------------------------------------

                           ORION POWER HOLDINGS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                     52-2087649
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

     C/O RELIANT RESOURCES, INC.
         1000 MAIN STREET
       HOUSTON, TEXAS 77002                              (713) 497-3000
(Address and Zip Code of Principal               (Registrant's Telephone Number,
          Executive Offices)                             Including Area Code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                ------------------------------------------------

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

         At March 12, 2004, 1,000 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $1.00, were outstanding. Aggregate market value of the outstanding voting stock held by non-affiliates of the registrant as of June, 30 2003: None

               DOCUMENTS INCORPORATED BY REFERENCE: Not applicable

================================================================================

                                TABLE OF CONTENTS

Cautionary Statement Regarding Forward-Looking Information.................................................       1
Glossary of Terms..........................................................................................       2

                                                      PART I

ITEM 1.       Business.....................................................................................       4
              Our Business.................................................................................       4
                  General..................................................................................       4
                  Risk Factors.............................................................................       4
                  Generation Assets........................................................................       5
                  Commercial Operations....................................................................       6
                  Regulation...............................................................................       7
                  Competition..............................................................................       8
              Environmental Matters........................................................................       8
              Employees....................................................................................      11
              Available Information........................................................................      11
ITEM 2.       Properties...................................................................................      12
ITEM 3.       Legal Proceedings............................................................................      12
ITEM 4.       Submission of Matters to a Vote of Security Holders..........................................      12

                                                      PART II

ITEM 5.       Market for Our Common Equity and Related Stockholder Matters.................................      12
ITEM 6.       Selected Financial Data......................................................................      13
ITEM 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations........      15
              Overview.....................................................................................      15
              Consolidated Results of Operations...........................................................      15
                  2003 Compared to 2002....................................................................      15
                  2002 Compared to 2001....................................................................      18
              Liquidity and Capital Resources..............................................................      19
                  Sources of Liquidity and Capital Resources...............................................      20
                  Liquidity and Capital Requirements.......................................................      21
                  Off-Balance Sheet Arrangements...........................................................      22
                  Historical Cash Flows....................................................................      23
              New Accounting Pronouncements, Significant Accounting Policies and Critical
              Accounting Estimates.........................................................................      26
                  New Accounting Pronouncements............................................................      26
                  Significant Accounting Policies..........................................................      26
                  Critical Accounting Estimates............................................................      26
              Related Party Transactions...................................................................      29
ITEM 7A.      Quantitative and Qualitative Disclosures about Non-trading Activities and
              Related Market Risks.........................................................................      29
                  Market Risks and Risk Management.........................................................      29
                  Non-trading Market Risk..................................................................      29
ITEM 8.       Financial Statements and Supplementary Data..................................................     F-1
                  Orion Power Holdings, Inc. and Subsidiaries Consolidated Financial Statements............     F-5
                  Orion Power Holdings, Inc. - Schedule I - Condensed Financial Information................    F-52
                  Orion Power Holdings, Inc. - Schedule II - Reserves .....................................    F-58
ITEM 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........    II-1
ITEM 9A.      Controls and Procedures......................................................................    II-1
                  Evaluation of Disclosure Controls and Procedures.........................................    II-1
                  Changes in Internal Controls.............................................................    II-1

                                                    PART III

ITEM 10.      Directors and Executive Officers.............................................................   III-1
ITEM 11.      Executive Compensation.......................................................................   III-2

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters..........................................................................   III-2
ITEM 13.      Certain Relationships and Related Transactions...............................................   III-2
ITEM 14.      Principal Accountant Fees and Services.......................................................   III-2

                                                      PART IV

ITEM 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................    IV-1

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         When we make statements containing projections, estimates or assumptions about our revenues, income and other financial items, our plans for the future, future economic performance, transactions for the sale of parts of our operations and financings related thereto, we are making "forward-looking statements." Forward-looking statements relate to future events and anticipated revenues, earnings, business strategies, competitive position or other aspects of our operations or operating results. In many cases you can identify forward-looking statements by terminology such as "anticipate," "estimate," "believe," "continue," "could," "intend," "may," "plan," "potential," "predict," "should," "will," "expect," "objective," "projection," "forecast," "goal," "guidance," "outlook," "effort," "target" and other similar words. However, the absence of these words does not mean that the statements are not forward-looking. Although we believe that the expectations and the underlying assumptions reflected in our forward-looking statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are not guarantees of future performance or events. Such statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements.

         Among other things, the matters described in "Business -- Risk Factors" in Item 1 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report and note 14 to our consolidated financial statements could cause actual results to differ materially from those expressed or implied in our forward-looking statements.

         Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

                                GLOSSARY OF TERMS

         The following terms are used in this report:

APB No. 25...............  Accounting Principles Board Opinion No. 25,
                           "Accounting for Stock Issued to Employees."

CenterPoint..............  CenterPoint Energy, Inc., on and after August 31,
                           2002 and Reliant Energy, Incorporated prior to August 31, 2002.

CERCLA...................  Comprehensive Environmental Response Corporation and
                           Liability Act of 1980.

CO(2)....................  Carbon dioxide.

Distribution.............  the distribution of approximately 83% of Reliant
                           Resources common stock owned by CenterPoint to its stockholders on September 30, 2002.

EBITDA...................  earnings (loss) before interest expense, interest income, income taxes, depreciation and amortization expense.

EITF.....................  Emerging Issues Task Force.

EITF No. 02-03...........  EITF Issue No. 02-03, "Issues Related to Accounting
                           for Contracts Involved in Energy Trading and Risk Management Activities."

EITF No. 03-11...........  EITF Issue No. 03-11, "Reporting Realized Gains and
                           Losses on Derivative Instruments that are Subject to FASB Statement No. 133 and Not "Held for Trading Purposes" as Defined in EITF Issue No. 02-03."

EPA......................  United States Environmental Protection Agency.

FASB.....................  Financial Accounting Standards Board.

FERC.....................  Federal Energy Regulatory Commission.

FIN No. 45...............  FASB Interpretation No. 45, "Guarantor's Accounting
                           and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others."

FIN No. 46...............  FASB Interpretation No. 46, "Consolidation of
                           Variable Interest Entities, an Interpretation of ARB No. 51."

FIN No. 46R..............  FASB Interpretation No. 46 (revised December 2003),
                           "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51."

GAAP.....................  United States generally accepted accounting principles.

GWh......................  gigawatt hour.

Hydro facilities.........  refers to our hydroelectric generation facilities located in New York.

ISO......................  independent system operator.

LEP......................  Liberty Electric Power, LLC, one of our subsidiaries.

Liberty..................  Liberty Electric PA, LLC, one of our subsidiaries.

LIBOR....................  London inter-bank offered rate.

MACT.....................  Maximum Achievable Control Technology.

Merger...................  our acquisition by Reliant Resources on February 19,
                           2002.

Midwest facilities.......  refers to our generation facilities, other than the
                           Liberty facility, located outside of the state of New York.

MW.......................  megawatts.

New York City facilities.  refers to our generation facilities located in and around New York City. It does not include the Hydro facilities.

NO(x)....................  Nitrogen oxide.

NYISO....................  New York Independent System Operator.

NYISO Market.............  the wholesale electric market operated by NYISO.

Orion Capital............  Orion Power Capital, LLC, one of our subsidiaries.

Orion MidWest............  Orion Power MidWest, L.P., one of our subsidiaries.

Orion NY.................  Orion Power New York, L.P., one of our subsidiaries.

Orion Power..............  Orion Power Holdings and its subsidiaries.

Orion Power Holdings.....  Orion Power Holdings, Inc.

OTC......................  over-the-counter market.

PJM Market...............  the wholesale electric market operated by PJM
                           Interconnection, LLC
                             primarily in all or parts of Delaware, the District of Columbia, Maryland, New Jersey, Ohio, Pennsylvania, Virginia and West Virginia.

POLR....................     provider of last resort.

PUHCA...................     Public Utility Holding Company Act of 1935.

Reliant Energy..........     Reliant Energy, Incorporated and its subsidiaries.

Reliant Resources.......     Reliant Resources, Inc., our parent

RTO.....................     regional transmission organization.

SEC.....................     Securities and Exchange Commission.

SFAS....................     Statement of Financial Accounting Standards.

SFAS No. 123............     SFAS No. 123, "Accounting for Stock Based
                             Compensation."

SFAS No. 132............     SFAS No. 132, "Employers' Disclosures about
                             Pensions and Other Postretirement Benefits."

SFAS No. 132 (Revised 2003)  SFAS No. 132 (Revised 2003), "Employers'
                             Disclosures about Pensions and Other Postretirement Benefits - An Amendment of FASB Statements No. 87, 88 and 106."

SFAS No. 133............     SFAS No. 133, "Accounting for Derivative
                             Instruments and Hedging Activities," as amended.

SFAS No. 141............     SFAS No. 141, "Business Combinations."

SFAS No. 142............     SFAS No. 142, "Goodwill and Other Intangible
                             Assets."

SFAS No. 143............     SFAS No. 143, "Accounting for Asset Retirement
                             Obligations."

SFAS No. 148............     SFAS No. 148, "Accounting for Stock Based
                             Compensation - Transition and Disclosure, an amendment to SFAS No. 123."

SFAS No. 149............     SFAS No. 149, "Amendment of Statement 133 on
                             Derivative Instruments and Hedging Activities."

SO(2)...................     Sulfur dioxide.

                                     PART I

ITEM 1. BUSINESS.

                                  OUR BUSINESS

General

         "Orion Power" and "we," "us" and "our" refer to Orion Power Holdings, Inc. and its consolidated subsidiaries, unless we specify or the context indicates otherwise. All of our outstanding stock is owned by Reliant Resources, Inc. We refer to our parent as "Reliant Resources." For more information regarding our corporate history, see note 1 to our consolidated financial statements.

         We have a portfolio of electric power generation facilities. Our business operations consist of providing electric energy, capacity and ancillary services in the wholesale energy markets in the eastern and mid-western United States.

RISK FACTORS

         The following risk factors should be considered carefully together with the risk factors and contingencies described in other parts of this section, "Management's Discussion and Analysis of Results of Operations" in Item 7 of this report, and notes 13 and 14 to our consolidated financial statements. The risks described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could also have a material impact on our business operations.

         Market Risks. We sell electric energy, capacity and ancillary services and purchase fuel under short and long-term contractual obligations and through various spot markets. Because our facilities are not subject to traditional cost-based regulation, we can generally sell electricity at market prices. However, unlike a traditional regulated electric utility, we are not guaranteed a rate of return on our capital investments and we cannot fully mitigate market risks. Our results of operations, financial condition and cash flows depend, in large part, upon prevailing market prices for electricity and fuel in our markets. Market prices may fluctuate substantially over relatively short periods of time, potentially adversely affecting our results of operations, financial condition and cash flows. Changes in market prices for electricity and fuel may result from the following factors among others:

         -        weather conditions;

         -        seasonality;

         -        demand for energy commodities and general economic conditions;

         -        forced or unscheduled plant outages;

         - disruption of electricity or gas transmission or transportation, infrastructure or other constraints or inefficiencies;

         -        addition of generating capacity;

         - availability of competitively priced alternative energy sources;

         - availability and levels of storage and inventory for fuel stocks;

         - natural gas, crude oil and refined products and coal production levels;

         -        the financial position of market participants;

         -        changes in market liquidity;

         - natural disasters, wars, embargoes, acts of terrorism and other catastrophic events; and

         -        governmental regulation and legislation.

         We operate a significant number of power generation plants. To operate these plants, we must enter into commitments with various terms for fuel and transmission capacity or services. Although we attempt to hedge these purchases against our commitments to sell in the future, it is not possible to hedge all of our generation plant output beyond certain defined periods and, thus, changes in commodity prices could negatively impact our results of operations, financial condition and cash flows.

         Risks Relating to Our Generation Assets. Our operation of generation assets exposes us to risks relating to the breakdown of equipment, fuel supply interruptions, shortages of equipment, material and labor and other operational risks. In addition, significant portions of our facilities were constructed many years ago. Older generating equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to add to or upgrade equipment to maintain efficiency, to comply with changing environmental requirements or to provide reliable operations. For more information, see " -- Environmental Matters," below. Such expenditures affect our operating costs. Any unexpected failure to produce power, including failure caused by breakdown or forced outage, could have a material adverse effect on our results of operations, financial condition and cash flows.

         Dependence Upon Third Party Transmission Systems. We depend on power transmission and distribution facilities owned and operated by utilities and others to deliver energy products to our customers. If transmission or transportation is inadequate or disrupted, our ability to sell and deliver our products may be hindered. Any infrastructure failure that interrupts or impairs delivery of electricity or natural gas could have a material adverse effect on our business.

         Risks Relating to Our Debt. As of December 31, 2003, we had total consolidated debt of $2.0 billion. Our high level of debt could:

         - limit our ability to obtain additional financing to operate our business;

         - limit our financial flexibility in planning for and reacting to business and industry changes;

         - place us at a competitive disadvantage as compared to less leveraged companies;

         - increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates and volatility in commodity prices or a general decline in economic activity; and

         - require us to dedicate a substantial portion of our cash flows to payments on our debt, thereby reducing the availability of our cash flow for other purposes including our operations, capital expenditures and future business opportunities.

         Our future results of operations are dependent on the success of our strategic plans as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GENERATION ASSETS

         Power Generation Operations. As of December 31, 2003, we owned 85 operating electric power generation facilities with an aggregate net generating capacity of 6,690 MW in three regions of the United States. The generating capacity of the these facilities consists of approximately 44% of base-load (2,927 MW), 31% of intermediate (2,059 MW) and 25% of peaking capacity (1,704
MW). The following table describes our electric power generation facilities as of December 31, 2003:

                                                     GENERATING
                                                      CAPACITY  FUEL TYPES
   GENERATION FACILITIES               LOCATION       (MW)(1)    PRESENT   DISPATCH TYPES
   ---------------------               --------       --------    -------  --------------
Operating
    Astoria ................    New York City           1,282    Gas/Dual    Inter/Peak
    Avon Lake ..............    Northeastern Ohio         721    Coal/Oil    Base/Peak
    Brunot Island ..........    Western Pennsylvania      347    Gas/Oil     Inter/Peak
    Carr Street ............    Syracuse, New York         99    Dual        Inter
    Ceredo .................    West Virginia             475    Gas         Peak
    Cheswick ...............    Western Pennsylvania      583    Coal        Base
    Elrama .................    Western Pennsylvania      487    Coal        Base
    Gowanus ................    New York City             610    Dual/Oil    Peak
    Liberty ................    Eastern Pennsylvania      568    Gas         Base
    Narrows ................    New York City             317    Dual        Peak
    New Castle .............    Western Pennsylvania      331    Coal/Gas    Base/Peak
    Niles ..................    Northwestern Ohio         246    Coal/Gas    Base/Peak
    Hydroelectric assets (2)    Upstate New York          624    Hydro       Base
                                                        -----
Total Operating ............                            6,690
                                                        =====

----------------
(1) Generating capacity refers to the average of the facilities' summer and winter generating capacities net of auxiliary power.

(2) Excludes two hydro plants with a total net generating capacity of 5 MW, which are not currently operational.

         The following table sets forth information regarding our generation output by dispatch type, fuel type and capacity factor during 2003 and 2002:

                                                             CAPACITY                         CAPACITY
                                         2002         %      FACTOR (1)  2003         %       FACTOR (1)
                                        ------       ---     ---------- ------       ---      ----------
DISPATCH TYPE (GWH)
  Baseload .........................    15,060        76         59%    15,222        78         59%
  Intermediate .....................     4,346        22         27%     3,883        20         22%
  Peaking ..........................       539         2          4%       333         2          2%
                                        ------       ---                ------       ---
    Total ..........................    19,945       100%        35%    19,438       100%        33%
                                        ======       ===                ======       ===

SOURCES OF ELECTRIC ENERGY (GWH)
  Coal .............................    12,191        61         60%    12,099        62         60%
  Natural gas ......................     1,253         6         11%       756         4          6%
  Oil ..............................         2         -          -          4         -          -
  Dual .............................     3,630        18         19%     3,456        18         19%
  Hydro ............................     2,869        15         52%     3,123        16         57%
                                        ------       ---                ------       ---
    Total ..........................    19,945       100%        35%    19,438       100%        33%
                                        ======       ===                ======       ===

----------------
(1) Capacity factor is the ratio of the actual net electricity generated to the energy that could have been generated at continuous full-power operation during the year.

         Our operations have been negatively affected by depressed conditions in the wholesale energy markets. In February 2004, our parent company, Reliant Resources, announced plans to mothball and/or retire certain generating units. Such action will not affect any of our generating units. However, depending on future market conditions in the wholesale power industry, we may sell, retire, mothball or dispose of generation assets.

COMMERCIAL OPERATIONS

         Energy. We sell electric energy, generation capacity and ancillary service products to a variety of power customers including investor-owned utilities and other companies that serve end users. We sell these products in hour-ahead, day-ahead, forward bilateral and ISO markets. We sell principally into the NYISO Market and pursuant to bilateral contracts. Our New York City facilities sell into the NYISO Market. Our Midwest facilities and our Hydro facilities generally sell to counterparties pursuant to bilateral contracts. The Liberty facility sells into the PJM Market. Sales into the NYISO Market accounted for 44% and 46% of our revenue for 2002 and 2003, respectively. For information regarding customers who contributed in excess of 10% of our consolidated revenues in 2001, 2002 and 2003, see note 2(r) to our consolidated financial statements.

         Certain of our principal markets (most notably the NYISO and the PJM Markets) have rules that, in certain instances, may impose limits or caps on the price at which we can sell electricity. In addition, the market authorities in certain regions have the authority to compel us to operate our generation facilities in order to maintain the reliability of the local grid system. Under these circumstances, we are entitled to receive a "mitigated price" for electricity dispatched into the system that is intended to enable us to recoup our incremental operating costs plus a designated surcharge.

         In addition to standard market products, we have entered into full requirements, POLR, tolling and other unit-specific power generation agreements. These non-standard contracts may afford higher margin opportunities than standard market products; however, such contracts may pose additional risks that we may not be able to mitigate. These risks primarily relate to volumetric uncertainty driven by weather and customer switching. For more information, including information about a POLR contract with a utility expiring in 2004, see note 13 to our consolidated financial statements.

         Fuel. To ensure an adequate supply of fuel, we purchase natural gas, coal and fuel oil for our generation plants from a variety of suppliers under daily, monthly and forward contracts. These contracts generally include either index or fixed price provisions. In connection with the operation of our natural gas-fired plants, we also arrange for, certain scheduling and balancing services, as well as transportation. We contract for a variety of transportation arrangements under short-term, long-term, firm and interruptible agreements with pipelines and storage facilities. In spite of our efforts, any given facility may experience fuel supply constraints from time to time.

         Risk Management. To manage the risk of our assets, we seek to sell energy and purchase fuel on a forward basis through fixed price or tolling contracts. We are required, by policy, to maintain a "one-for-one" balance between the amount of fuel required to generate each megawatt of energy sold from our generation assets. Although we enter into hedging activities related to our generation facilities, we do not engage in proprietary trading with respect to power, fuel, emissions or any other energy commodities.

REGULATION

         Electricity. The FERC has exclusive rate making jurisdiction over wholesale sales of electricity and the transmission of electricity in interstate commerce by "public utilities." Public utilities that are subject to the FERC's jurisdiction must file rates with the FERC. The FERC has authorized our generation subsidiaries to sell electricity and certain related services at wholesale under market-based rates. In addition, certain ancillary services are sold at cost-based rates.

         Under certain circumstances, the FERC can revoke or limit market-based rate authority. If the FERC revokes or limits market-based rate authority, the affected party would be required to obtain approval from the FERC of cost-based rate schedules in order to make wholesale sales. In addition, the loss of market-based rate authority could subject the affected party to the accounting, record keeping and reporting requirements that the FERC imposes on public utilities.

         In November 2003, the FERC issued new rules designed to prevent market abuse. The new rules relate to market manipulation and other abusive practices. Under the rules, parties found to have engaged in prohibited behavior are subject to disgorgement of unjust profits and possible revocation of their market-based rate authority.

         The FERC has issued a notice of proposed rules intended to standardize electricity markets and eliminate discrimination in transmission service by requiring that all users of the transmission grid take service pursuant to the same terms and conditions of service, thus eliminating certain preferences enjoyed by classes of users. The new rules would require transmission-owning public utilities to join an ISO or RTO. In addition, the FERC seeks to establish day-ahead and real-time electric energy and ancillary service markets modeled after the energy markets that currently exist in the northeastern United States. The rules contemplate the regional adoption of resource adequacy measures and regional price mitigation measures. It is not possible for us at this time to predict the timing of the implementation of these rules or their ultimate impact on our business.

         Hydroelectric Facilities. We operate most of our Hydro facilities pursuant to FERC licenses. These licenses, which periodically must be renewed, typically include conditions regarding the operation of the facility.

         SEC. A company engaged exclusively in the business of owning and/or operating facilities used for the generation of electric energy exclusively for sale at wholesale and selling electric energy at wholesale may be exempted from regulation under the PUHCA as an exempt wholesale generator. Our electric generation subsidiaries either have received determinations of exempt wholesale generator status from the FERC or are companies that own or operate qualifying facilities that are exempt from PUHCA. If any of our subsidiaries were to lose their exempt wholesale generator status or qualifying facility status, we would have to restructure our organization or risk being subjected to further regulation by the SEC.

COMPETITION

         The market for wholesale electricity customers is very competitive. In certain markets, we face competition from independent electric providers, independent power producers and wholesale power providers. In many cases, our competitors have the advantage of long-standing relationships with customers, longer operating histories and/or larger and better capital resources.

         In general, we compete on the basis of price, our commercial and marketing skills relative to other market participants, service and our financial position. Other factors affecting our competitive position include our ability to obtain at competitive prices (a) fuel supplies to operate our generation plants, (b) electricity for resale and (c) related transportation/transmission services. Since many of our energy customers, suppliers and transporters require financial guarantees and other assurances regarding contract performance, our access to credit support is another factor affecting our ability to compete in the market.

                              ENVIRONMENTAL MATTERS

         We are subject to numerous federal, state and local requirements relating to the protection of the environment and the safety and health of personnel and the public. These requirements relate to a broad range of our activities, including the discharge of compounds into air, water and soil; the proper handling of solid, hazardous and toxic materials and waste, noise and safety and health standards applicable to the workplace. Environmental regulations affecting us include, but are not limited to:

         - The Clean Air Act and the 1990 amendments to the Act, as well as state laws and regulations impacting air emissions, including State Implementation Plans related to existing and new national ambient air quality standards for ozone and fine particulate matter. Owners and/or operators of air emissions sources are responsible for obtaining permits and for annual compliance and reporting.

         - The Federal Water Pollution Control Act, which requires permits for facilities that discharge treated wastewater into the environment.

         - CERCLA, which can require any individual or entity that may have owned or operated a disposal site, as well as transporters or generators of hazardous wastes sent to such site, to share in remediation costs.

         - The Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, which requires certain solid wastes, including hazardous wastes, to be managed pursuant to a comprehensive regulatory regime.

         - The National Environmental Policy Act, which requires consideration of potential environmental impacts by federal agencies in their decisions, including siting approvals.

         - The FERC, which regulates the approval and re-licensing of hydroelectric facilities.

         In order to comply with these requirements, we will, as necessary, spend substantial funds to construct, modify and retrofit equipment, and clean up or decommission disposal or fuel storage areas and other locations as necessary.

We anticipate spending approximately $123 million from 2004 through 2008 for environmental compliance of which $8 million is for remediation. For more information on environmental matters involving us, including possible liability and capital costs, see note 14(a) to our consolidated financial statements.

AIR QUALITY MATTERS

         The Federal Clean Air Act requires the EPA to define standards for air quality that are protective of public health. As a result of setting these standards, the EPA has implemented a number of emission control programs that affect industrial sources including power plants. In addition, the 1990 Amendments to the Clean Air Act directed the EPA to implement programs designed to control acidic deposition (acid rain), improve visibility in the United States' pristine areas and national parks (regional haze), and reduce emissions of hazardous air pollutants.

         REGULATION OF NO(x) AND SO(2) EMISSIONS

         As a result of the mandates of the Clean Air Act, the EPA has implemented programs limiting emissions of NO(x) and SO(2), both of which are compounds that result from the combustion of fossil fuels. NO(x) is a precursor to the formation of ozone, acid rain, fine particulate matter, and regional haze. SO(2) is a precursor to the formation of acid rain, fine particulate matter, and regional haze. In addition to regulations already implemented, the EPA in December 2003 proposed a new regulation to control emissions of NO(x) and SO(2) on a broad scale. This new proposed regulation is referred to as the Interstate Air Quality Rule, and will affect our power generating facilities in the eastern United States.

         The Interstate Air Quality Rule would require reductions in NO(x) and SO(2) beyond levels already required in existing federal programs in 29 states in the eastern United States. The proposed rules will require reductions of NO(x) and SO(2) in two phases. Although, the final form of the proposed regulations is not yet known, the first phase, which takes effect in 2010, would require approximately a 50% reduction in SO(2) and NO(x) emissions on an annual basis. The second phase, which would take effect in 2015, would require approximately a 70% reduction in SO(2) and NO(x) on an annual basis. These reductions would be achieved through a trading program, allowing reductions to be made at the most economical locations, and not requiring reductions on a facility-by-facility basis. The proposed rules would affect primarily our facilities in the eastern United States (particularly the coal-fired facilities). We are unable at this time to estimate the potential impact on the future operations of our generation facilities.

         REGULATION OF EMISSIONS OF MERCURY AND OTHER HAZARDOUS AIR POLLUTANTS

         In December 2003, the EPA also proposed two regulations to control emissions of mercury from coal-fueled power plants in the United States. Only one of these two regulations will ultimately be adopted in December 2004. The MACT standard would require reductions on a facility-by-facility basis regardless of cost. The MACT standard would require reductions to be achieved by 2008. The other rule, referred to as the cap-and-trade rule, would effect the emission reductions on a national scale through a trading program, allowing reductions to be made at the most economical locations, and not requiring reductions on a facility-by-facility basis. Although the final form of these proposed regulations is not yet known, the MACT standard would require a reduction of about 30% from each of our coal fired facilities, which would require the installation of control equipment. The cap-and-trade rule would require larger reductions, but may be more economical because it allows trading of emissions among facilities. Like the Interstate Air Quality Rule, the mercury cap-and-trade rule would be accomplished in two phases, in 2010 and 2018, with reduction levels set at approximately 50% and 70%, respectively. If the cap-and-trade rule were ultimately adopted, our approach would be to balance capital expenditures for controls and reliance on allowance markets to achieve compliance. We are unable at this time to estimate the potential impact on the future operations of our generation facilities.

         In addition to mercury control from coal-fueled boilers, the MACT rule, if adopted, would require the control of nickel emissions from oil-fired facilities. While the final form of these provisions is uncertain, we do not expect this provision of the MACT to have a material impact on our operations since only a small number of our facilities are oil-fired.

         The EPA has also proposed or issued MACT standards for sources other than boilers used for power generation. The MACT rule for combustion turbines was issued in August 2003 and there is no material impact on existing facilities. We expect the MACT rulemaking for engines and industrial boilers to be finalized in early 2004. Based on the current form of the proposed rules for these source types, we do not anticipate that the rules, if adopted, will have a material impact on our operations.

         CLEAR SKIES ACT

         In February 2002, the White House announced its "Clear Skies Initiative." The proposal is aimed at long-term reductions of multiple pollutants produced from fossil fuel-fired power plants. Reductions averaging 70% are targeted for sulfur dioxide, nitrogen oxide and mercury. If approved by the United States Congress, this program would entail a market-based approach using emission allowances; compliance with emission limits would be phased in over a period from 2008 to 2018. The Clear Skies Initiative is similar to the proposed Interstate Air Quality rule and mercury MACT/cap-and-trade rule.

         AIR QUALITY ENFORCEMENT ISSUES

         The EPA is conducting a nationwide investigation regarding the historical compliance of coal-fueled electric generating stations with various permitting requirements of the Clean Air Act. Specifically, the EPA and the United States Department of Justice have initiated formal enforcement actions and litigation against several other utility companies that operate these stations, alleging that these companies modified their facilities without proper pre-construction permit authority. Since June 1998, two of our coal-fueled facilities have received requests for information related to work activities conducted at those sites by prior owners. The EPA has not filed an enforcement action or initiated litigation in connection with these facilities at this time. Nevertheless, any litigation, if pursued successfully by the EPA, could accelerate the timing of emission reductions anticipated as a result of proposed regulations, and result in the imposition of penalties. The EPA has also agreed to provide information relating to these investigations to the New York state attorney general's office.

         GREENHOUSE GAS EMISSIONS

         The Kyoto Protocol, which may become effective in 2004, if ratified by a sufficient number of nations, would require ratifying nations to achieve substantial reductions of CO(2) and certain other greenhouse gases between 2008 and 2012. Although the current United States government has indicated that it does not intend to ratify the treaty at this time, any future limitations on power plant carbon dioxide emissions could have a material impact on all fossil fuel fired facilities, including those belonging to us.

         There continues to be a debate within the United States over the direction of domestic climate change policy. The United States Congress is currently considering several bills that would impose mandatory limitation of CO(2) emissions for the domestic power generation sector, and several other states, primarily in the northeastern United States, are considering state-specific or regional legislation initiatives to stimulate CO(2) emission reductions in the electric utility industry. The specific impact will depend upon the form of emissions-related legislation or regulations ultimately adopted by the federal government or states in which our facilities are located.

WATER QUALITY MATTERS

         The EPA and states periodically revise water quality criteria and initiate total maximum daily load determinations under the Clean Water Act. These actions may result in more stringent wastewater discharge limitations for our power plants and the need to install additional water treatment systems or control measures.

         On February 16, 2004, the EPA signed final regulations relating to the design and operation of cooling water intake structures at existing power plants. While there may be significant compliance costs associated with this rule, site-specific evaluation of compliance alternatives will be required to determine the magnitude of those potential costs.

FERC MATTERS

         In the course of the FERC licensing proceedings various agencies have requested increased flow rates downstream of our hydroelectric dams in order to enhance fish habitats and for other purposes. The FERC has imposed conditions in the new licenses to increase such flow rates and we expect that the FERC will also impose similar conditions in the licenses for which applications remain pending. Increased flow rates may affect revenues for these facilities due to the loss of use of water for power generation. We do not, however, expect such lost revenues to be material to the economic viability of such facilities.

OTHER

         As a result of their age, many of our facilities contain significant amounts of asbestos insulation, other asbestos containing materials, as well as lead-based paint. Existing state and federal rules require the proper management and disposal of these potentially toxic materials. We have developed a management plan that includes proper maintenance of existing non-friable asbestos installations, and removal and abatement of asbestos containing materials where necessary. We have planned for the proper management, abatement and disposal of asbestos and lead-based paint at our facilities in our financial planning.

         Under CERCLA and similar state laws, owners and operators of facilities from or at which there has been a release or threatened release of hazardous substances, together with those who have transported or arranged for the disposal of those substances, are liable for the costs of responding to that release or threatened release, and the restoration of natural resources damaged by any such release. We are not aware of any liabilities under the act that would have a material adverse effect on our results of operations, financial position or cash flows.

         For information regarding plant remediation activities and other environmental contingencies, see note 14(a) to our consolidated financial statements.

                                    EMPLOYEES

         As of December 31, 2003, we had 851 full-time employees of which 578 were covered by collective bargaining agreements. Three collective bargaining agreements applicable to 62% of our unionized employees will expire prior to December 31, 2004.

                              AVAILABLE INFORMATION

         Our financial information, including filings with the SEC, is available on the investor relations section of the corporate web site of our parent company, Reliant Resources, at www.reliantresources.com. Copies are also available, without charge, from the investor relations department of Reliant Resources at 1000 Main Street, Houston, Texas, 77002. Alternatively, reports filed with the SEC may be viewed or obtained at the SEC Public Reference Room in Washington D.C. or at www.sec.gov.

         We have adopted as the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, the business ethics policy of our parent company, Reliant Resources. A copy of the business ethics policy is posted on the corporate governance and ethics section of the corporate web site of our parent company, Reliant Resources, at www.reliantresources.com. We undertake to provide to any person without charge, upon request, a copy of such code of ethics. Copies are also available, without charge, from the investor relations department of Reliant Resources at 1000 Main Street, Houston, Texas, 77002.

         It is our intent to disclose amendments to, or waivers from, provisions of the business ethics policy by posting such information on the above-described Internet address.

ITEM 2. PROPERTIES.

         Our corporate offices are located within the corporate headquarters of our parent, Reliant Resources, in Houston, Texas.

         In addition to our corporate office space, we lease or own various real property and facilities relating to our generation assets. Our principal generation facilities are generally described under "Our Business" in Item 1 of this report.

ITEM 3. LEGAL PROCEEDINGS.

         For a description of certain legal, regulatory and environmental proceedings affecting us, see note 14 to our consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of our security holders during the fourth quarter for the year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         All of our shares of common stock are owned by Reliant Resources and therefore, there is no trading market in such shares.

         ITEM 6. SELECTED FINANCIAL DATA.

         The following tables present our selected consolidated financial data for 1999 through 2003. The data set forth below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our historical consolidated financial statements and the notes to those statements included in this report. The historical financial information may not be indicative of our future performance and does not reflect what our financial position and results of operations would have been had we operated as a subsidiary of Reliant Resources in 1999, 2000, 2001 and for the period January 1, 2002 to February 19, 2002. See note 4 to our consolidated financial statements.

                                                                          FORMER ORION                   |      CURRENT ORION
                                                   ------------------------------------------------------|--------------------------
                                                                                             JANUARY 1,  |FEBRUARY 20,
                                                                                               2002      |    2002
                                                   YEAR ENDED    YEAR ENDED    YEAR ENDED     THROUGH    |   THROUGH    YEAR ENDED
                                                   DECEMBER 31,  DECEMBER 31, DECEMBER 31,   FEBRUARY 19,| DECEMBER 31, DECEMBER 31,
                                                      1999          2000          2001          2002     |     2002         2003
                                                       (1)          (1)          (1) (2)       (1) (2)   | (1) (2) (3)   (1) (2) (4)
                                                   ------------  ------------ ------------   ------------| ------------ ------------
                                                                       (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                                                                         |
INCOME STATEMENT DATA:                                                                                   |
Revenues ......................................      $   134       $   958       $ 1,190       $   122   |   $ 1,002       $ 1,182
Revenues-affiliates ...........................            -             -             -             -   |        20            33
                                                     -------       -------       -------       -------   |   -------       -------
  Total .......................................          134           958         1,190           122   |     1,022         1,215
                                                     -------       -------       -------       -------   |   -------       -------
Expenses:                                                                                                |
  Fuel ........................................           20           326           420            43   |       236           301
  Fuel - affiliates ...........................            -             -             -             -   |        99           145
  Purchased power .............................            -           112            50             3   |        14            21
  Purchased power - affiliates ................            -             -             -             -   |        43            25
  Operation and maintenance ...................           23            98           130            22   |       160           220
  General, administrative and development .....           16            37            58            86   |        36           103
  Goodwill impairment .........................            -             -             -             -   |       338           585
  Taxes other than income taxes ...............           21            61            57             9   |        56            73
  Depreciation and amortization ...............           19           103           138            26   |       137           157
  Cost of buyout of operations and                                                                       |
    maintenance contracts with related party ..            -            19             -             -   |         -             -
                                                     -------       -------       -------       -------   |   -------       -------
    Total .....................................           99           756           853           189   |     1,119         1,630
                                                     -------       -------       -------       -------   |   -------       -------
Operating income (loss) .......................           35           202           337           (67)  |       (97)         (415)
                                                     -------       -------       -------       -------   |   -------       -------
Other expense:                                                                                           |
  Interest expense ............................          (26)         (168)         (203)          (25)  |     (127)         (147)
  Interest income .............................            2            15            22             1   |         7             6
                                                     -------       -------       -------       -------   |   -------       -------
    Total other expense .......................          (24)         (153)         (181)          (24)  |      (120)         (141)
                                                     -------       -------       -------       -------   |   -------       -------
Income (loss) before income taxes and                                                                    |
  cumulative effect of accounting change ......           11            49           156           (91)  |      (217)         (556)
Income tax expense (benefit) ..................            5            20            55           (39)  |        40             2
                                                     -------       -------       -------       -------   |   -------       -------
Income (loss) before cumulative effect of                                                                |
  accounting change ...........................            6            29           101           (52)  |      (257)         (558)
                                                     -------       -------       -------       -------   |   -------       -------
Cumulative effect of accounting change, net                                                              |
  of tax ......................................            -             -             -             -   |         -             2
                                                     -------       -------       -------       -------   |   -------       -------
Net income (loss) .............................      $     6       $    29       $   101       $   (52)  |   $  (257)      $  (556)
                                                     =======       =======       =======       =======   |   =======       =======
BASIC EARNINGS PER SHARE:
  Net income ..................................      $  0.39       $  0.46       $  1.02
                                                     =======       =======       =======
DILUTED EARNINGS PER SHARE:
  Net income ..................................      $  0.38       $  0.44       $  0.97
                                                     =======       =======       =======

                                                                          FORMER ORION                          CURRENT ORION
                                                   ------------------------------------------------------|--------------------------
                                                                                             JANUARY 1,  | FEBRUARY 20,
                                                                                               2002      |    2002
                                                   YEAR ENDED    YEAR ENDED    YEAR ENDED     THROUGH    |   THROUGH    YEAR ENDED
                                                   DECEMBER 31,  DECEMBER 31, DECEMBER 31,   FEBRUARY 19,| DECEMBER 31, DECEMBER 31,
                                                      1999          2000          2001          2002     |     2002         2003
                                                       (1)          (1)           (1)            (1)     |     (1)          (1)
                                                   ------------  ------------ ------------   ------------|------------- ------------
                                                                    (IN MILLIONS, EXCEPT OPERATING DATA) |
                                                                                                         |
STATEMENT OF CASH FLOW DATA:                                                                             |
Cash flows from operating activities......           $    10       $    (3)      $   171       $    13   |   $   154       $   227
Cash flows from investing activities......            (1,047)       (2,113)         (502)          (50)  |       (72)          (76)
Cash flows from financing activities......             1,114         2,173           379           (54)  |      (168)         (125)
                                                                                                         |
OPERATING DATA:                                                                                          |
Power generation data :                                                                                  |
  Net power generation volumes (GWh)......             2,794        14,801        19,057         1,413   |    18,532        19,438

                                                             FORMER ORION             |    CURRENT ORION
                                                       ------------------------------ | --------------------
                                                             DECEMBER 31,             |     DECEMBER 31,
                                                       ------------------------------ | --------------------
                                                        1999      2000      2001      |  2002       2003
                                                         (1)       (1)    (1) (2) (1) | (2) (3)  (1) (2) (4)
                                                       ------    ------   ----------- | -------  -----------
                                                                           (IN MILLIONS)
                                                                                      |
BALANCE SHEET DATA:                                                                   |
Property, plant and equipment, net ................    $  976    $3,083    $3,259     | $3,785   $  3,729
Total assets ......................................     1,252     3,870     4,328     |  5,762      5,098
Current portion of long-term debt and short-term                                      |
  borrowings ......................................         -         -     1,614     |    454        408
Long-term debt to third parties ...................       716     2,368       870     |  1,724      1,586
Stockholders' equity ..............................       395     1,255     1,582     |  2,872      2,415

--------------

(1) Our results of operations include the results of the following acquisitions from their respective acquisition dates: the purchase of our Hydro facilities in July 1999, the purchase of our New York City facilities in August 1999, the purchase of Constellation Operating Services, Inc. in April 2000, the purchase of seven generation facilities in Pennsylvania and Ohio in April 2000, the purchase of a generation facility in West Virginia in December 2000 and the purchase of a generation facility under development in October 2001, which was canceled in 2002 and our acquisition by Reliant Resources on February 19, 2002. See note 4 to our consolidated financial statements.

(2) Effective January 1, 2001, we adopted SFAS No. 133, which established accounting and reporting standards for derivative instruments. See notes 2(d) and 6 to our consolidated financial statements.

(3) During the fourth quarter of 2002, we performed a goodwill impairment analysis and recognized an impairment charge of $338 million. See note 5 to our consolidated financial statements.

(4) During the third quarter of 2003, we performed a goodwill impairment analysis and recognized an impairment charge of $585 million. See note 5 to our consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                    OVERVIEW

         In this section, we discuss our consolidated results of operations for 2001, for the periods January 1, 2002 through February 19, 2002 and February 20, 2002 through December 31, 2002 and for 2003. For information about our business and operations, see "Business" in Item 1 of this report and note 1 to our consolidated financial statements.

         We are a wholly-owned subsidiary of Reliant Resources, our parent company. Our parent company has three key objectives and strategies:

         - Reliant Resources seeks to be a highly efficient, customer-focused competitor. To achieve this objective, it intends to (a) effect significant reductions in our overhead and operating costs, (b) implement process efficiencies and reduce costs, (c) mothball/retire marginal assets and (d) establish an environment conducive to the development of a highly focused and motivated team.

         -        Reliant Resources intends to strengthen its balance sheet by
                  (a) enhancing its profitability, (b) divesting non-strategic assets and (c) accessing the capital markets to repay bank debt with the proceeds from offerings of fixed income or equity securities.

         - In order to capitalize on our competitive advantages, Reliant Resources intends to focus on regions where it believes the rules support competitive markets, to link its generation assets to customer loads and to capitalize on its unique retail skill set.

         In February 2004, Reliant Resources announced that it intends to target $200 million in additional cost reductions and that it intends to reduce its net debt-to-adjusted EBITDA ratio significantly by the end of 2006. We intend to pursue objectives and strategies consistent with those of our parent company. Our ability to achieve our strategies and objectives are subject to a number of factors some of which we may not be able to control. Among other things, we continue to face a number of near and long-term challenges.

         - Since 2001, our results of operations have been negatively affected by depressed conditions in the wholesale energy markets.

         - In the fourth quarter of 2002 and in July 2003, we recognized impairments of goodwill in the amounts of $338 million and $585 million, respectively (see note 5 to our consolidated financial statements).

         - In July 2003, there was an event of default under a non-recourse credit facility entered into by one of our subsidiaries. The event of default, which was initially triggered by the bankruptcy of a counterparty to a tolling agreement, does not constitute an event of default under any other debt agreements of Orion Power or its affiliates, including its parent company. A foreclosure of the interest in the generation asset owned by the subsidiary could result in an impairment of assets on our balance sheet. See note 14(b) to our consolidated financial statements.

         Based on current market trends, we do not anticipate that conditions in the wholesale energy markets are likely to improve significantly in 2004. We believe that the wholesale energy market is cyclical, and that conditions will ultimately improve. However, there can be no assurance as to the certainty, magnitude or timing of such recovery. For additional information, see "Business
- Risk Factors."

                       CONSOLIDATED RESULTS OF OPERATIONS

2003 COMPARED TO 2002

         Net loss. We recorded a net loss of $556 million during 2003 compared to a net loss of $52 million and $257 million for January 1, 2002 through February 19, 2002 and February 20, 2002 through December 31, 2002, respectively. The reasons for the increase in net loss are explained below.

         Revenues. Revenues increased $71 million in 2003 compared to the periods January 1, 2002 through February 19, 2002 and February 20, 2002 through December 31, 2002. The increase is detailed as follows (in millions):

New York City facilities........................................   $ 37 (1)
Hydro facilities................................................     16 (2)
Liberty facility................................................      8 (3)
Midwest facilities..............................................      2
Other, net......................................................      8
                                                                   ----
  Net increase in revenues......................................   $ 71
                                                                   ====

------------------
(1) Increase is primarily due to a $33 million increase resulting primarily from a 14% increase in power sales prices and an $8 million increase in capacity sales revenues resulting primarily from higher capacity prices in the second half of 2003.

(2) Increase is due to a $10 million increase primarily resulting from a 9% increase in sales volumes due to increased precipitation and a 1% increase in prices for power sales and a $6 million increase in revenues resulting primarily from a decrease in the amortization of contractual rights and obligations (see notes 4 and 5 to our consolidated financial statements).

(3) Increase is due to energy revenues as the facility began selling power as a merchant energy plant in July 2003, as compared to earning capacity revenues under a tolling agreement from its commercial operation date (May 2002) through July 2003. See note 14(b) to our consolidated financial statements.

         Fuel and Purchased Power. Fuel and purchased power costs increased $54 million in 2003 compared to the periods January 1, 2002 through February 19, 2002 and February 20, 2002 through December 31, 2002. The increase is detailed as follows (in millions):

New York City facilities........................................   $ 54 (1)
Liberty facility................................................     17 (2)
Midwest facilities..............................................    (17)(3)
                                                                   ----
  Net increase in expense.......................................   $ 54
                                                                   ====

-----------------
(1)      Increase in fuel expenses primarily due to higher fuel prices.

(2) Increase due to the termination of the tolling agreement at the Liberty generating facility. From its operational commencement date of May 2002 through July 2003, the Liberty generating facility operated under a tolling agreement, whereby the tolling counterparty purchased all of the fuel consumed. As a result of the termination of the tolling agreement in July 2003, Liberty must purchase fuel to operate the station as a merchant plant. See note 14(b) to our consolidated financial statements.

(3) Decrease in purchased power primarily due to reduced POLR load obligations driven by milder temperatures. See note 13(c) to our consolidated financial statements.

         Operation and Maintenance. Operation and maintenance expenses increased $38 million in 2003 compared to the periods January 1, 2002 through February 19, 2002 and February 20, 2002 through December 31, 2002. The increase is detailed as follows (in millions):

New York City facilities and Hydro facilities...................      24 (1)
Liberty facility reaching commercial operation in 2002..........       1
Other, net......................................................      13
                                                                   -----
  Net increase in expense.......................................   $  38
                                                                   =====

-----------------
(1) Increase primarily due to increased planned gas turbine overhauls and general maintenance in 2003.

         General, Administrative and Development. General, administrative and development expenses decreased $19 million in 2003 compared to the periods January 1, 2002 through February 19, 2002 and February 20, 2002 through December 31, 2002. The decrease is detailed as follows (in millions):

Severance expense related to our acquisition in 2002............   $ (46)
Legal and consulting costs related to our acquisition in 2002...     (29)
Decrease in contract services expense...........................     (18)
Decrease in salary expense......................................     (13)
Costs charged and allocated from affiliate......................      81 (1)
Provision for doubtful accounts.................................       5
Legal and insurance costs.......................................       3
Other, net......................................................      (2)
                                                                   -----
  Net decrease in expense.......................................   $ (19)
                                                                   =====

------------------
(1) Beginning in October 2002, a subsidiary of Reliant Resources, charged and allocated certain administrative costs to us under a support services agreement to which we are a party. See note 3 to our consolidated financial statements.

         Goodwill Impairment. During the fourth quarter of 2002, we recognized a $338 million impairment of goodwill. During the third quarter of 2003, we recognized a $585 million impairment of goodwill. For further discussion on these impairments, see note 5 to our consolidated financial statements.

         Taxes Other Than Income Taxes. Taxes other than income taxes increased $8 million in 2003 compared to the periods January 1, 2002 through February 19, 2002 and February 20, 2002 through December 31, 2002. The increase is due to an increase in property tax rates at the New York City facilities partially offset by a tax refund of $5 million received from a settlement in 2003.

         Depreciation and Amortization. Depreciation and amortization expense decreased $6 million in 2003 compared to the periods January 1, 2002 through February 19, 2002 and February 20, 2002 through December 31, 2002. The decrease is detailed as follows (in millions):

Closure of Baltimore office.....................................   $ (3)
Assets removed from service.....................................     (2)
Full year of Liberty operations.................................      1 (1)
Other, net......................................................     (2)
                                                                   ----
  Net decrease in expense.......................................   $ (6)
                                                                   ====

----------------------
(1)      Liberty commenced operations in May 2002.

         Interest Expense. We incurred $147 million of interest expense to third parties during 2003 compared to $25 million and $127 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through December 31, 2002, respectively. The $5 million decrease in interest expense to third parties is detailed as follows (in millions):

Amortization of adjustments to fair value of interest rate swaps..    $ (8)(1)
Interest expense on third-party debt..............................      (4)(1)
Bank and facility fees............................................      (3)
Amortization of deferred financing costs..........................       6 (2)
Offsets to interest expense for amortization of adjustments to
  fair value of debt..............................................       3 (1)
Other, net........................................................       1
                                                                      ----
  Net decrease in expense.........................................    $ (5)
                                                                      ====

---------------------
(1)      See note 7 to our consolidated financial statements.

(2)      See note 2(q) to our consolidated financial statements.

         Interest Income. We recognized interest income from third parties of $6 million for 2003 compared to $1 million and $7 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through December 31, 2002, respectively. The decrease is primarily due to lower average cash on deposit to earn interest during 2003.

         Income Tax Expense. For the period from January 1, 2002 through February 19, 2002, our effective tax rate was 42.5%. For the period from February 20, 2002 through December 31, 2002 and for 2003, our effective tax rates were not meaningful, due to the goodwill impairment charges of $338 million and $585 million, respectively, which are non-deductible for income tax purposes. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $7 million for the period January 1, 2002 through February 19, 2002, which primarily related to state income tax benefits. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $2 million and $8 million, excluding the goodwill impairment charges, for the period February 20, 2002 through December 31, 2002 and 2003, respectively. These items primarily related to state income tax expenses and the Empire Zone tax credit. See note 12 to our consolidated financial statements.

         Certain of our New York operations qualify for the Empire Zone program beginning with calendar tax year ending December 31, 2001. The benefits under the program include a New York state income tax reduction credit, a wage tax credit, a sales tax credit and a real property tax credit. All credits are used to offset New York state income tax with any excess credits being refundable. We recognized in our results of operations annual Empire Zone benefits of $16 million, $16 million and $18 million (before federal taxes) in 2001, 2002 and 2003, respectively. Under current law, we are entitled to program benefits for a 14-year period, which began in 2001 and ends in 2014. Legislation has been introduced that, if passed, could materially change or eliminate the benefits received from the Empire Zone program.

2002 COMPARED TO 2001

         Net Income (Loss). We reported a $52 million net loss for the period January 1, 2002 through February 19, 2002 and a $257 million net loss for the period from February 20, 2002 through December 31, 2002, compared to $101 million consolidated net income for 2001. The reasons for the net loss are explained below.

         Revenues. Revenues decreased $46 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through December 31, 2002 compared to 2001. The decrease is primarily due to (in millions):

New York City facilities........................................   $ (86)(1)
Liberty facility................................................      22 (2)
Hydro facilities................................................      15 (3)
Midwest facilities..............................................       3 (4)
                                                                   -----
  Net decrease in revenues......................................   $ (46)
                                                                   =====

-------------------
(1) The decrease is primarily due to a $68 million decrease resulting from a 17% decrease in power sales prices, and lower sales volumes for power due to load pocket modeling in New York City, which began in June 2002 and an $18 million decrease in capacity sales revenues primarily due to lower capacity prices.

(2)      Liberty reached commercial operations in May 2002.

(3) Net increase is due to a $30 million increase primarily resulting from higher sales prices of approximately 11% and higher sales volumes resulting from favorable amendments to a contract with Niagara Mohawk in October 2001. This was partially offset by a $15 million decrease in revenue due to the amortization of contractual rights and obligations, which prior to Reliant Resources' acquisition of us, were not valued on our balance sheet. There was no such amortization in 2001. See notes 4 and 5 to our consolidated financial statements.

(4) Increase is primarily due to the amortization of contractual obligations that were recognized as a result of our acquisition by Reliant Resources. There was no such amortization in 2001. See notes 4 and 5 to our consolidated financial statements.

         Fuel and Purchased Power. Fuel and purchased power costs decreased $32 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through December 31, 2002 compared to 2001. The decrease is detailed as follows (in millions):

Midwest facilities..............................................   $(40)(1)
New York City facilities........................................     (2)(2)
Midwest facilities..............................................      9 (3)
Other, net......................................................      1
                                                                   ----
  Net decrease in expense.......................................   $(32)
                                                                   ====

--------------------
(1) Decrease of $31 million primarily resulting from the amortization of contractual obligations recorded in 2002 related to fuel contracts that were recognized as a result of our acquisition by Reliant Resources. There was no such amortization in 2001. See notes 4 and 5 to our consolidated financial statements. Additionally, there was a $9 million decrease due to lower fuel volumes purchased in 2002.

(2) Decrease primarily due to lower fuel costs in 2002 resulting from a 5% reduction in average fuel prices.

(3) Increase in purchase power due primarily due to increased outages and higher maintenance in 2002.

         Operation and Maintenance. Operation and maintenance expenses increased $52 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through December 31, 2002 compared to 2001. The increase is detailed as follows (in millions):

Higher maintenance and outage costs............................    $ 39 (1)
Liberty facility commencing operations in May 2002.............       5
Increased labor costs at Hydro facilities......................       4
Other, net.....................................................       4
                                                                   ----
  Net increase in expense......................................    $ 52
                                                                   ====

------------------
(1) Increase due to overhauls at New Castle, Niles and the New York City facilities as well as outages at Cheswick and Avon Lake.

         General, Administrative and Development. General, administrative and development expenses increased $64 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through December 31, 2002 compared to 2001. The increase is detailed as follows (in millions):

Severance expense related to our acquisition in 2002..........    $ 46
Legal and consulting costs related to our acquisition in 2002.      29
Other, net....................................................     (11)
                                                                  ----
  Net increase in expense.....................................    $ 64
                                                                  ====

         Goodwill Impairment. During the fourth quarter of 2002, we recognized a $338 million impairment of goodwill. There were no such impairments during 2001. For further discussion, see note 5 to our consolidated financial statements.

         Taxes Other Than Income Taxes. Taxes other than income taxes increased $8 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through December 31, 2002 compared to 2001. The increase was due to lower taxes in 2001 resulting from tax credits recognized in 2001 related to New York property taxes that were not available in 2002.

         Depreciation and Amortization. Depreciation and amortization expense increased $25 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through December 31, 2002 compared to 2001. The increase was due to increased capital costs being depreciated in 2002 coupled with the increase in the fair value of the assets resulting from the application of purchase accounting. See notes 4 and 5 to our consolidated financial statements.

         Interest Expense. Interest expense to third parties decreased $51 million for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 through December 31, 2002 compared to 2001. The decrease in interest expense was due to a reduction in our effective interest rate in 2002, net debt repayments of $445 million during 2002 and the amortization of the adjustments in the fair value of debt and interest rate swaps recorded in connection with our acquisition by Reliant Resources for the periods presented. See notes 6 and 7 to our consolidated financial statements.

         Interest Income. We recognized interest income from third parties of $1 million for the period January 1, 2002 through February 19, 2002 and $7 million for the period from February 20, 2002 through December 31, 2002 compared to $22 million for 2001. The decrease is primarily due to lower average cash on deposit to earn interest during 2002.

         Income Tax Expense. For the period from January 1, 2002 through February 19, 2002 and 2001, our effective tax rates were 42.5% and 35.3%, respectively. For the period from February 20, 2002 through December 31, 2002 the effective tax rate was not meaningful, due to the goodwill impairment charge of $338 million, which is non-deductible for income tax purposes. The rate without the goodwill impairment would have been 33.4%. The income tax rate, excluding the impact of the goodwill impairment, was lower for the period February 20, 2002 through December 31, 2002, compared to 2001, due to state income taxes. See note 12 to our consolidated financial statements

                         LIQUIDITY AND CAPITAL RESOURCES

         In this section, we discuss the principal sources of capital resources required to operate our business. We also identify known trends, demands, commitments, events or uncertainties that may affect our current and future liquidity or capital resources. In the last part of this section, we provide information regarding our historical cash flows.

SOURCES OF LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of liquidity and capital resources are cash flows from operations, borrowings under our various revolving credit facilities, as described below, and capital contributions from Reliant Resources.

     Cash Flows from Operations. All of our operations are conducted by our subsidiaries. As a result, our cash flow is dependent upon the receipt from our subsidiaries of cash dividends, distributions or other transfers of cash generated by their operations. For a description of restrictions on our subsidiaries' ability to pay dividends, see notes 2(l) and 7 to our consolidated financial statements.

     For the periods January 1, 2002, through February 19, 2002 and February 20, 2002 through December 31, 2002 and for 2003, our earnings were insufficient to cover our fixed charges by $92 million, $221 million and $555 million, respectively.

     Credit Capacity, Cash and Cash Equivalents. The following table summarizes our credit capacity, cash and cash equivalents and current restricted cash at December 31, 2003:

                                                       TOTAL
                                                    -----------
                                                   (IN MILLIONS)
Total committed credit..........................    $     2,007(1)
Outstanding borrowings..........................          1,880(1)
Outstanding letters of credit...................             40(1)
                                                    -----------
Unused borrowing capacity.......................             87(2)
Cash and cash equivalents.......................             33
Current restricted cash ........................            189(3)
                                                    -----------
  Total.........................................    $       309
                                                    ===========

------------
(1) As of December 31, 2003, we had consolidated current and long-term debt outstanding of $2.0 billion. As of December 31, 2003, $136 million of our committed credit facilities are set to expire by December 31, 2004. For a discussion of our credit facilities, notes and other debt, see note 7 to our consolidated financial statements.

(2) As discussed in notes 7 and 14(b) to our consolidated financial statements, $5 million of the unused capacity relates to Liberty's working capital facility, which is currently not available to Liberty.

(3) Current restricted cash includes cash at certain subsidiaries, the transfer or distribution of which is effectively restricted by the terms of financing agreements but is otherwise available to the applicable subsidiary for use in satisfying certain of its obligations.

     During October 2002, we refinanced the Orion MidWest credit facility that matured in October 2002 and the Orion NY credit facility that was to mature in December 2002. As part of this transaction, the Orion Power Holdings revolving credit facility, which was to mature in December 2002 was terminated and the Orion MidWest and Orion NY credit facilities were extended until October 2005. See note 7 to our consolidated financial statements for discussion of our debt and credit facilities.

     All of our credit and other debt agreements contain restrictive covenants. Failure to comply with these covenants could have a number of effects, including limitations on our ability to make additional borrowings under the credit facilities, increases in borrowing costs and the acceleration of indebtedness. For additional information regarding these covenants, and the impact of a default of these covenants on our ability to borrow funds, see note 7 to the consolidated financial statements.

     Contributions from Reliant Resources. Orion Power has outstanding $400 million aggregate principal amount of 12% senior notes due 2010. The senior notes are unsecured. Credit agreements entered into by Orion MidWest and Orion NY contain requirements that may restrict these entities from making dividends, loans or advances to Orion Power for future interest payments on the senior notes. If at the time such payments are due, dividends, loans or advances are restricted under the Orion NY and Orion MidWest credit agreements, and funds generated from Orion Power's other subsidiaries or from other sources are insufficient, payment default under Orion Power's senior notes may occur unless Reliant Resources elects to invest additional funds in Orion Power. In May 2003 and November 2003, Reliant Resources contributed $15 million and $20 million, respectively, to us, as a partial funding of the semi-annual interest payment of $24 million on the senior notes due in each of May 2003 and November

2003. While Reliant Resources has no obligation, it intends to contribute any shortfall, as a partial funding of the semi-annual interest payments due in May 2004 and November 2004. See notes 3 and 7 to our consolidated financial statements.

     Factors affecting Future Sources of Liquidity and Capital Resources. The major risks to our liquidity sources for 2004 are declines in cash flows from operations, significant increases in interest rates and Reliant Resources' refusal or lack of ability to make capital contributions to us.

     We anticipate that continuing depressed conditions within the wholesale electric markets, our sub-investment grade credit ratings and other uncertainties will continue to have an impact on our ability to borrow funds on acceptable terms. If we require, but are unable to obtain, additional sources of financing to meet our future capital requirements, our financial condition and future results of operations could be materially adversely affected.

     Credit Ratings. Our long-term credit ratings are, and are likely to remain for the next few years, below investment grade. Our long-term credit ratings are:

  DATE ASSIGNED        RATING AGENCY      RATING (1)    RATING DESCRIPTION (2)     RATING
  -------------        -------------      ----------    ----------------------     ------
November 25, 2003         Moody's             B2            Stable outlook        Unsecured
June 10, 2003        Standard & Poor's        B-           Negative outlook       Unsecured
June 10, 2003        Standard & Poor's        B            Negative outlook       Corporate

---------------
(1) Each of the ratings assigned to us by Moody's and Standard & Poor's are sub-investment grade.

(2) Moody's rating description represents its opinion regarding the likely direction of a rating over an approximately 18-month horizon. A stable outlook indicates that no change is expected. Standard & Poor's rating description assesses the potential direction of a credit rating over the intermediate to long term. A negative outlook means that a rating may be lowered.

     The ratings of our $400 million 12.00% senior unsecured notes due 2010 are:

             DATE ASSIGNED                  RATING AGENCY      RATING
             -------------                  -------------      ------
November 25, 2003.....................         Moody's           B2
June 10, 2003.........................    Standard & Poor's      B-

     We cannot assure that these ratings will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities and may be revised or withdrawn at any time by the rating agencies. Each rating should be evaluated independently of any other rating.

LIQUIDITY AND CAPITAL REQUIREMENTS

     Our liquidity and capital requirements are primarily a function of our working capital needs, capital expenditures, debt service requirements and collateral requirements. Examples of working capital needs include purchases of fuel and electricity, plant maintenance costs (including required environmental expenditures) and corporate costs such as payroll.

     In 2003, Reliant Resources began a review of its operating structure with the objective of reducing costs to which we are subject. In 2004, Reliant Resources intends to continue to identify and pursue opportunities to restructure its business operations in order to reduce its costs and liquidity and capital requirements, to which we are subject.

     Capital Expenditures. The following table sets forth the capital expenditures we incurred in 2003 and the estimates of these expenditures for 2004 through 2006 (in millions):

                                              2003        2004        2005         2006
                                             -------     -------     -------      -------
Maintenance capital expenditures.........    $    76     $    61     $    31      $    64
                                             =======     =======     =======      =======

     The amounts in this table include $96 million in capital expenditures from 2004 to 2006 for environmental compliance, totaling approximately $24 million, $22 million and $50 million for 2004, 2005 and 2006, respectively. In addition, we anticipate spending $20 million in capital expenditures for environmental compliance in 2007.

     We have no further capital expenditure commitments in 2007 and 2008.

     In addition, we expect to spend $8 million for 2004 through 2008 for pre-existing environmental conditions and remediations, all of which have been provided for in our consolidated balance sheet as of December 31, 2003 and are excluded from the table above.

     Contractual Obligations and Contractual Commitments. In the following table, we provide disclosure concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements and purchase obligations, as of December 31, 2003 for 2004 through 2009 and thereafter:

                                                                                                                       2009 AND
CONTRACTUAL OBLIGATIONS                       TOTAL       2004        2005         2006        2007        2008       THEREAFTER
-----------------------------------------    -------     -------     -------      -------     -------     -------     ----------
                                                                                (IN MILLIONS)
Debt, including credit facilities (1)....    $ 1,881     $   136     $ 1,102 (5)  $    10     $    10     $    11     $      612
Operating lease payments (2).............         19           4           4            3           3           1              4
Derivative liabilities (3)...............         36          20          11            4           1           -              -
Other commodity commitments (4)..........        474         160         133           86          39           9             47
                                             -------     -------     -------      -------     -------     -------     ----------
  Total contractual cash obligations.....    $ 2,410     $   320     $ 1,250      $   103     $    53     $    21     $      663
                                             =======     =======     =======      =======     =======     =======     ==========

---------------
(1)  See note 7 to our consolidated financial statements.

(2)  See note 13(a) to our consolidated financial statements.

(3)  See note 6 to our consolidated financial statements.

(4)  See note 13(b) to our consolidated financial statements.

(5) Included in this amount is $1.1 billion of Orion MidWest and Orion NY credit maturities (October 2005). Prior to their maturities, we believe that Orion MidWest's and Orion NY's future cash flows from operations will be sufficient to meet the scheduled principal payments and required prepayments. We anticipate refinancing outstanding borrowings prior to or upon maturity.

     In most cases involving our commercial contracts and/or guarantees, the impact of further rating downgrades is negligible. The following table details the cash collateral posted by us and letters of credit outstanding as of February 20, 2004 (in millions):

Cash collateral posted:
  For commercial operations.....................    $         7
  In support of financings......................              -
                                                    -----------
                                                    $         7
                                                    ===========

Letters of credit outstanding:
  For commercial operations.....................    $        20
  In support of financings......................             17
                                                    -----------
                                                    $        37
                                                    ===========

     Other. We are involved in a number of legal, environmental and other proceedings before courts and governmental agencies. Although we cannot predict the outcome of these proceedings, we believe that the effects on the financial statements, if any, from the disposition of these matters will not have a material adverse effect on our results of operations, financial condition and cash flows. For additional information, see note 14 to our consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

     We have no off-balance sheet arrangements. An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (a) made guaranties, (b) a retained or a contingent interest in transferred assets, (c) an obligation under derivative instruments classified as equity or (d) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us or engages in leasing, hedging or research and development with us.

HISTORICAL CASH FLOWS

     The following table provides an overview of cash flows relating to our operating, investing and financing activities in 2001, 2002 and 2003:

                                                        FORMER ORION             |            CURRENT ORION
                                             ----------------------------------  |  ----------------------------------
                                              YEAR ENDED       JANUARY 1, 2002   |  FEBRUARY 20, 2002      YEAR ENDED
                                             DECEMBER 31,          THROUGH       |      THROUGH           DECEMBER 31,
                                                 2001         FEBRUARY 19, 2002  |  DECEMBER 31, 2002         2003
                                             ------------     -----------------  |  -----------------     ------------
                                                       (IN MILLIONS)             |            (IN MILLIONS)
                                                                                 |
Cash provided by (used in):                                                      |
  Operating activities...................    $        171     $              13  |  $             154     $        227
  Investing activities...................            (502)                  (50) |                (72)             (76)
  Financing activities...................             379                   (54) |               (168)            (125)

Cash Flows - Operating Activities

     2003 Compared to 2002 and 2002 Compared to 2001. Net cash provided by operating activities increased $60 million in 2003 compared to 2002. Net cash provided by operating activities decreased $4 million in 2002 compared to 2001. The decrease and increase is detailed as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                         --------------------------------
                                                                         2002 COMPARED      2003 COMPARED
                                                                            TO 2001            TO 2002
                                                                         -------------      -------------
                                                                                   (IN MILLIONS)
Changes in working capital and other assets and liabilities..........    $          58 (1)  $         (16)(3)
Changes in cash flows from operations, excluding working capital and
  other assets and liabilities.......................................              (62)(2)             76 (4)
                                                                         -------------      -------------
  Net (decrease) increase............................................    $          (4)     $          60
                                                                         =============      =============

-------------------
(1) Decrease in net cash outflows from $105 million in 2001 to $47 million in 2002 due to decrease in cash used to meet working capital and other assets and liabilities requirements. See further analysis below.

(2) Decrease in net cash inflows from $276 million in 2001 to $214 million in 2002 due to changes in our results of operations. See "- Consolidated Results of Operations."

(3) Increase in net cash outflows from $47 million in 2002 to $63 million in 2003 due to increase in cash used to meet working capital and other assets and liabilities requirements. See further analysis below.

(4) Increase in net cash inflows from $214 million in 2002 to $290 million in 2003 due to changes in our results of operations. See "- Consolidated Results of Operations."

     Year Ended December 31, 2003. Net cash provided by our operations in 2003 is detailed as follows (in millions):

Net cash flows from operations, excluding changes in
  working capital and other assets and liabilities.......            $       290 (1)
Net purchases of emissions credits.......................                    (50)(2)
Increase in inventory....................................                     (8)
Other, net...............................................                     (5)
                                                                     -----------
  Cash provided by operating activities..................            $       227
                                                                     ===========

--------------
(1)  Due to results of operations. See "- Consolidated Results of Operations."

(2)  See note 5 to our consolidated financial statements.

     Year Ended December 31, 2002. Net cash provided by our operations in 2002 is detailed as follows (in millions):

Net cash flows from operations, excluding changes in
  working capital and other assets and liabilities.......            $       214 (1)
Decrease in restricted cash..............................                    137 (2)
Increase in prepaid expenses and other current assets....                    (55)(3)
Increase in other assets.................................                    (45)(3)
Changes in income tax receivables, net...................                    (32)(4)
Decrease in other liabilities............................                    (25)(5)
Increase in inventory....................................                    (15)(6)
Other, net...............................................                    (12)
                                                                     -----------
  Cash provided by operating activities..................            $       167
                                                                     ===========

--------------
(1) Increase due to results of operations. See "-Consolidated Results of Operations."

(2) Decrease primarily attributable to a $187 million reduction in restricted cash at Orion NY to pay down debt balances related to the refinancing of the Orion MidWest and Orion NY credit agreements in October 2002, partially offset by increases in restricted cash at Orion MidWest, Liberty and Orion Capital. See note 7 to our consolidated financial statements.

(3) Increase in prepaid expenses and other current assets and in other assets is due to payments of property taxes and other changes in prepaid expenses and other current assets and other assets.

(4) Increase in income taxes receivable, net is due to 2002 current federal and state tax losses. See note 12 to our consolidated financial statements.

(5) Decrease due primarily to the cancellation of construction projects related to the acquisition of us by Reliant Resources partially offset by an increase in pension obligations. See notes 4 and 11 to our consolidated financial statements.

(6)  Increase due primarily to purchases of fuel inventory.

     Year Ended December 31, 2001. Net cash provided by our operations in 2001 is detailed as follows (in millions):

Net cash flows from operations, excluding changes in
  working capital and other assets and liabilities.......            $       276 (1)
Decrease in accounts receivable..........................                     21 (2)
Increase in restricted cash..............................                    (53)(3)
Decrease in accounts payable.............................                    (35)(2)
Decrease in accrued expenses.............................                    (30)
Increase in inventory....................................                    (14)
Other, net...............................................                      6
                                                                     -----------
  Cash provided by operating activities..................            $       171
                                                                     ===========

-----------------

(1) Due primarily to results of operations. See "- Consolidated Results of Operations."

(2)  Decrease primarily due to timing of cash payments.

(3)  Increase due to increased restricted cash balances at our subsidiaries.

Cash Flows - Investing Activities

     2003 Compared to 2002. Net cash used in investing activities decreased by $46 million in 2003 compared to 2002, primarily due to the completion of the Liberty facility and completion of the repowering of the Brunot Island facility in mid-2002 and the cancellation of capital projects in 2002.

     2002 Compared to 2001. Net cash used in investing activities decreased $380 million in 2002 compared to 2001, primarily due to the cancellation of capital projects including the Atlantic generating station and the completion of the Liberty facility and completion of the repowering of the Brunot Island facility in mid-2002.

Cash Flows - Financing Activities

     2003 Compared to 2002. Net cash used in financing activities during 2003 decreased by $97 million compared to 2002. See below for discussion.

     2002 Compared to 2001. Net cash provided by/(used in) financing activities during 2002 changed by $601 million compared to 2001. See below for discussion.

     Year Ended December 31, 2003. Net cash used in financing activities in 2003 is detailed as follows (in millions):

Payments and prepayments of Orion MidWest and Orion NY
  senior term loans......................................            $      (102)(1)
Net payments of Orion MidWest and Orion NY revolving
  credit facility........................................                    (51)(1)
Payments on the Liberty credit agreement.................                     (6)(2)
Payments of financings costs.............................                     (1)(3)
Contributions from parent................................                     35 (4)
                                                                     -----------
  Cash used in financing activities......................            $      (125)
                                                                     ===========

----------------

(1)  See note 7 to our consolidated financial statements.

(2)  See notes 7 and 14(b) to our consolidated financial statements.

(3)  See note 2(q) to our consolidated financial statements.

(4)  See notes 3 and 7 to our consolidated financial statements.

     Year Ended December 31, 2002. Net cash used in financing activities during 2002 is detailed as follows (in millions):

Repurchase of Orion Power Holdings 4.5% convertible
  senior notes............................................           $      (200)(1)
Payments on the term loans under the Orion MidWest and
  Orion NY credit agreements..............................                  (272)(1)
Payments under the Orion MidWest and Orion NY revolving
  working capital facilities and the Orion Power Holdings
  revolving credit facility...............................                   (71)(2)
Payments of financing costs...............................                   (27)(2)
Net payments under the Liberty credit agreement...........                   (15)(3)
Contributions from Reliant Resources......................                   247 (4)
Borrowings under the Orion MidWest and Orion NY revolving
  working capital facilities and Orion Power Holdings
  revolving credit facility...............................                   112 (1)
Payments on officers' notes receivable....................                     4
                                                                     -----------
  Cash used in financing activities.......................           $      (222)
                                                                     ===========

----------------
(1)  See note 7 to our consolidated financial statements.

(2) See note 2(q) to our consolidated financial statements. Payments are primarily associated with the acquisition of us by Reliant Resources.

(3)  See notes 7 and 14(b) to our consolidated financial statements.

(4)  See notes 3 and 7 to our consolidated financial statements.

     Year Ended December 31, 2001. Net cash provided by financing activities during 2001 is detailed as follows (in millions):

Borrowings under the Orion Power Holdings 4.5%
  convertible senior notes and Liberty credit agreement...           $       448 (1)
Net proceeds from the issuance of common stock............                   273 (1)
Payments on officers' notes receivable....................                     3
Payments under the Orion MidWest credit agreement.........                  (332)(1)
Payments of financings costs..............................                   (13)(1)
                                                                     -----------
  Cash provided by in financing activities................           $       379
                                                                     ===========

----------------
(1)  See note 7 to our consolidated financial statements.

       NEW ACCOUNTING PRONOUNCEMENTS, SIGNIFICANT ACCOUNTING POLICIES AND
                          CRITICAL ACCOUNTING ESTIMATES

NEW ACCOUNTING PRONOUNCEMENTS

     For discussion regarding new accounting pronouncements that impact us, see note 2(v) to our consolidated financial statements.

SIGNIFICANT ACCOUNTING POLICIES

     For discussion regarding our significant accounting policies, see note 2 to our consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

     As required by GAAP, we make a number of estimates and judgments in preparing the consolidated financial statements. These estimates, to the extent they differ from actual results, can have a significant impact on recorded assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. In this section, we discuss those estimates deemed to be "critical accounting estimates." We consider an estimate to be a material "critical accounting estimate" due to either (a) the level of subjectivity or judgment necessary to account for highly uncertain matters or (b) the susceptibility of such matters to change, and that have a material impact on the presentation of the financial condition or results of operations. The audit committee of Reliant Resources' board of directors reviews with senior management the critical accounting estimates used in the financial statements of its consolidated companies.

GOODWILL.

     As of November 1 of each year, we test goodwill. In addition, we test goodwill if an event occurs indicating that an asset carrying value may not be recoverable. We had goodwill of $986 million and $395 million as of December 31, 2002 and 2003.

     In 2002, we recognized an impairment charge of $338 million. In 2003, we recognized an impairment charge of $585 million. For information regarding impairment charges reflected in the reported periods in our consolidated financial statements, see note 5 to our consolidated financial statements.

     We estimate the fair value of Orion Power based on a number of subjective factors, including: (a) appropriate weighting of valuation approaches (income approach, market approach and comparable public company approach), (b) projections about future power generation margins, (c) estimates of our future cost structure, (d) discount rates for the estimated cash flows, (e) selection of peer group companies for the public company approach, (f) required level of working capital, (g) assumed terminal value and (h) time horizon of cash flow forecasts.

     We consider the estimate of fair value to be a critical accounting estimate because (a) a potential goodwill impairment could have a material impact on our financial position and results of operations and (b) the estimate is based on a number of highly subjective judgments and assumptions.

     In determining the fair value in 2003, we made the following key assumptions: (a) the markets in which we operate will continue to be deregulated; (b) demand for electricity will grow, which will result in lower reserve margins; (c) there will be a recovery in electricity margins over time to a level sufficient such that companies building new generation facilities can earn a reasonable rate of return on their investment and (d) the economics of future construction of new generation facilities will likely be driven by regulated utilities. As part of this process, we modeled all of our power generation facilities and those of others in the regions in which we operate. The following table summarizes certain of these significant assumptions:

                                                             NOVEMBER    JULY    NOVEMBER
                                                               2002      2003      2003
                                                             --------    ----    --------
Number of years used in internal cash flow analysis ......         15      15          15
EBITDA multiple for terminal values ......................        7.5     7.5         7.5
Risk-adjusted discount rate for our estimated cash flows..        9.0%    9.0%        9.0%
Average anticipated growth rate for demand in power (1)...        2.0%    2.0%        2.0%
After-tax return on investment for new investment (2).....        9.0%    7.5%        7.5%

------------------
(1) Depending on the region, the specific rate is projected to be somewhat higher or lower.

(2) Based on our assumption in 2003 that regulated utilities will be the primary drivers underlying the construction of new generation facilities, we have assumed that the after-tax return on investment will yield a return representative of a regulated utility's cost of capital (7.5%) rather than that of an independent power producer (9.0%). Based on changes in assumed market conditions, including regulatory rules, we have changed the projected time horizon for substantially achieving the after-tax return on investment to 2008 - 2012 (depending on region). Formerly, we had assumed that the time horizon for substantially achieving this rate of return was 2006 - 2010.

     Because we recognized goodwill impairments in 2002 and 2003, in the near future, if the wholesale energy market outlook changes negatively, we could have additional impairments of goodwill that would need to be recognized. In addition, Reliant Resources' ongoing evaluation of the wholesale energy business could result in decisions to mothball, retire or dispose of additional generation assets, any of which could result in additional impairment charges related to goodwill, impact our fixed assets' depreciable lives or result in fixed asset impairment charges.

PROPERTY, PLANT AND EQUIPMENT.

     We evaluate our property, plant and equipment for impairment if events indicate that the carrying value of these assets may not be recoverable. If the sum of the undiscounted expected future cash flows from an asset is less than the carrying value of the asset, we recognize an impairment by subtracting the fair value of the asset from its carrying value. We consider the fair value estimate to be a critical accounting estimate because (a) an impairment can have a material impact on our financial position and results of operations and (b) the highly subjective nature of the many judgments and assumptions used in the estimate.

     In determining the existence of an impairment in carrying value, we make a number of subjective assumptions as to: (a) whether an indicator of impairment has occurred, (b) the grouping of assets, (c) the intention of "holding" versus "selling" an asset, (d) the forecast of undiscounted expected future cash flow over the asset's estimated useful life and (e) if an impairment exists, the fair value of the asset or asset group. If the wholesale energy market outlook changes negatively, we could have impairments of our property, plant and equipment in future periods. Additionally, future decisions to mothball, retire or dispose of assets could result in impairment charges.

     We did not recognize an impairment related to property, plant and equipment in 2002 or 2003.

     For information concerning the possible impairment of our Liberty plant, see note 14(b) to our consolidated financial statements.

DEPRECIATION EXPENSE.

     As of December 31, 2003, approximately 84% of our total gross property, plant and equipment was comprised of electric generation facilities and equipment. We estimate depreciation expense using the straight-line method based on projected useful lives. We consider these estimates to be critical accounting estimates because (a) they require subjective judgments regarding the estimated useful lives of property, plant and equipment and (b) changes in the estimates could affect future depreciation expense and hence our results of operations.

     For additional information regarding depreciation expense, see note 2(f) to our consolidated financial statements.

     As we were acquired by Reliant Resources in 2002, our power generation facilities' useful lives were based on: (a) the condition of the acquired facilities, (b) the fuel type of the generation facilities, (c) future environmental requirements, (d) projected maintenance and (e) projected future cash flows. For power generation facilities and related assets that we constructed, we use the design life provided in the construction contract. In the absence of a specified design life, we estimate the weighted average life of the components of a power generation unit of a facility.

     Significant portions of our facilities were constructed many years ago. Older generating equipment may require significant upgrades, which could affect judgments to their useful life. In addition, alternative technologies could reduce the useful lives of portions of these facilities.

     If we had assumed that the gross property, plant and equipments' lives had decreased by 10% from the estimated lives used in the calculation of depreciation expense for 2003, depreciation expense would have been approximately $147 million or 11% higher.

DERIVATIVE ACTIVITIES.

     Derivative Activities. We report our derivative assets/liabilities on our consolidated balance sheets at fair value. As discussed in Item 7A "Quantitative and Qualitative Disclosures about Derivative Activities and Related Market Risks" of this report, we estimate the fair value of our derivative assets/liabilities based on (a) prices actively quoted, (b) prices provided by other external sources or (c) prices based on models and other valuation methods.

     We consider the fair values of our derivative instruments to be a critical accounting estimate because they are highly susceptible to change from period to period and are dependent on many subjective factors, including (a) estimated forward market price curves; (b) valuation adjustments relating to time value;
(c) liquidity valuation adjustments, calculated by utilizing observed market price liquidity, which represent the estimated impact on fair values resulting from the widening of bid/ask spreads for transactions occurring further in the future; (d) costs of administering future obligations under existing contracts; and (e) credit adjustments based on estimated defaults by counterparties that are calculated using historical default probabilities for corporate bonds for companies with similar credit ratings. We also believe estimates regarding the probability that hedged forecasted transactions will occur by the end of the time period specified in the original hedging documentation to be a critical accounting estimate.

     For additional information regarding our derivative activities, see notes 2(d), 6 and 7(b) to our consolidated financial statements and Item 7A "Quantitative and Qualitative Disclosures about Derivative Activities and Related Market Risks." Item 7A includes an analysis of the impact of a 10% hypothetical adverse change on the fair value of our derivatives at December 31, 2002 and 2003.

LOSS CONTINGENCIES.

     We record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of those matters that can be estimated. We consider these estimates to be critical accounting estimates because (a) they entail significant judgment by us regarding probabilities and ranges of exposure, (b) the ultimate outcome of the proceedings relating to these contingencies is unknown, and (c) the ultimate outcome could have a material adverse effect on our results of operations, financial condition and cash flows. For a discussion of these contingencies, see note 14 to our consolidated financial statements.

DEFERRED TAX ASSETS VALUATION ALLOWANCE.

     We estimate (a) income taxes in each of the jurisdictions in which we operate, (b) net deferred tax assets based on expected future taxable benefits in such jurisdictions and (c) valuation allowances for deferred tax assets. For additional information regarding these estimates, see note 12 to our consolidated financial statements. We consider these estimates to be critical accounting estimates because (a) they require estimates of projected future operating results (which are inherently imprecise) and (b) they depend on assumptions regarding our ability to generate future taxable income during the periods in which temporary differences are deductible.

                           RELATED PARTY TRANSACTIONS

     For a discussion of related party transactions, see note 3 to our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT NON-TRADING ACTIVITIES AND RELATED MARKET RISKS.

MARKET RISK AND RISK MANAGEMENT

     We are exposed to various market risks. These risks arise from the ownership of our assets and operation of our business. Most of the revenues, expenses, results of operations and cash flows from our business activities are impacted by market risks. Categories of significant market risks include exposures primarily related to commodity prices and interest rates.

     During the normal course of business, we review our hedging strategies and determine the hedging approach we deem appropriate based upon the circumstances of each situation. We utilize derivative instruments to execute our risk management and hedging strategies. Derivative instruments are instruments, such as forward contracts, swaps or options that derive their value from underlying assets, indices, reference rates or a combination of these factors. These derivative instruments include negotiated contracts, which are referred to as over-the-counter derivatives.

     We primarily use derivative instruments to manage and hedge exposures to the extent allowed under our credit agreements, such as exposure to changes in electricity and fuel prices and interest rate risk on our floating-rate borrowings. We believe that the associated market risk of these instruments can best be understood relative to the underlying assets or risk being hedged and our hedging strategy.

     Through our parent, Reliant Resources, we have a risk control framework designed to monitor, measure and define appropriate transactions to hedge and manage the risk in our existing portfolio of assets and contracts and to authorize new transactions. These risks fall into three different categories: market risk, credit risk and operational risk. We believe that we have effective procedures for evaluating and managing these risks to which we are exposed. Key risk control activities include definition of appropriate transactions for hedging, credit review and approval, credit and performance risk measurement and monitoring, validation of transactions, portfolio valuation and daily portfolio reporting including mark-to-market valuation and other risk measurement metrics. We seek to monitor and control our risk exposures through a variety of separate but complementary processes and committees, which involve business unit management, senior management and Reliant Resources' board of directors.

     The effectiveness of our policies and procedures for managing risk exposure can never be completely estimated or fully assured. For example, we could experience losses, which could have a material adverse effect on our results of operations, financial condition or cash flows from unexpectedly large or rapid movements or disruptions in the energy markets, from regulatory-driven market rules changes and/or bankruptcy of customers or counterparties.

     See notes 2(d) and 6 to our consolidated financial statements for the accounting for these types of transactions.

NON-TRADING MARKET RISK

     Commodity Price Risk. Commodity price risk is an inherent component of wholesale electric businesses. Prior to the energy delivery period, we hedge to the extent permitted under our credit agreements, in part, the economics of our wholesale electric business. Derivative instruments are used to mitigate exposure to variability in future cash flows from probable, anticipated future transactions attributable to a commodity risk.

     The following table sets forth the fair values of the contracts related to our net derivative assets and liabilities as of December 31, 2003:

                                           FAIR VALUE OF CONTRACTS AT DECEMBER 31, 2003
                                  ----------------------------------------------------------------
                                                                           2009 AND       TOTAL
SOURCE OF FAIR VALUE              2004    2005    2006    2007    2008    THEREAFTER    FAIR VALUE
-------------------------------   ----    ----    ----    ----    ----    ----------    ----------
                                                           (IN MILLIONS)
Prices provided by other
  external sources (1)........    $  4    $  1    $ (5)   $ (1)   $  -    $        -    $       (1)

---------------
(1) Represents our forward positions in power, oil and coal commodities and interest rate swaps. OTC broker quotes are available for power, oil and coal, which on average extend 24, 36 and 36 months into the future, respectively. Commodity positions are valued against internally developed forward market price curves that are frequently validated and recalibrated against OTC broker quotes. Interest rate hedges are valued using external forward market curves. This category also includes some transactions whose prices are obtained from external sources and then modeled as appropriate.

     The fair values in the above table are subject to significant changes based on fluctuating market prices and conditions. Changes in our derivative assets and liabilities result primarily from changes in the valuation of the portfolio of contracts and the timing of settlements. The most significant parameters impacting the value of our portfolios of contracts include oil, coal and power and interest rate forward market prices, volatility and credit risk. Market prices assume a normal functioning market with an adequate number of buyers and sellers providing market liquidity. Insufficient market liquidity could significantly affect the values that could be obtained for these contracts, as well as the costs at which these contracts could be hedged.

    We assess the risk of our derivatives using a sensitivity analysis method. Derivative instruments, which we use as economic hedges, create exposure to commodity prices, which, in turn, offset the commodity exposure inherent in our business. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. The sensitivity analysis performed on our energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in the underlying energy prices. A decrease of 10% in the market prices of energy commodities from their December 31, 2003 levels would have decreased the fair value of our energy derivatives by $14 million. Of this amount, $12 million relates to a loss in fair value of the derivatives that are designated as cash flow hedges and $2 million relates to a loss in earnings of the economic hedges. A decrease of 10% in the market prices of energy commodities from their December 31, 2002 levels would have decreased the fair value of our energy derivatives by $12 million.

     The above analysis of the energy derivatives utilized for hedging purposes does not include the favorable impact that the same hypothetical price movement would have on our physical purchases and sales of oil, coal and electric power to which the hedges relate. Furthermore, the energy derivative portfolio is managed to complement our asset portfolio, thereby reducing overall risks. Therefore, the adverse impact to the fair value of the portfolio of energy derivatives held for hedging purposes associated with the hypothetical changes in commodity prices referenced above would be offset by a favorable impact on the underlying hedged physical transactions, assuming:

     - the energy derivatives are not closed out in advance of their expected term;

     - the energy derivatives continue to function effectively as hedges of the underlying risk; and

     -    as applicable, anticipated underlying transactions settle as expected.

     If any of the above-mentioned assumptions cease to be true, a loss on the derivative instruments may occur, or the options might be worthless as determined by the prevailing market value on their termination or maturity date, whichever comes first. Energy derivatives, which qualify as cash flow hedges, and which are effective as hedges, may still have some percentage that is not effective. The change in value of the energy derivatives, which represents the ineffective component of the cash flow hedges, is recorded in the results of operations. During 2001, 2002 and 2003, our hedge ineffectiveness was immaterial.

     Interest Rate Risk. We have issued long-term debt and have obligations under bank facilities that subject us to the risk of loss associated with movements in market interest rates. In addition, we have entered into interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our variable rate debt instruments. We assess interest rate risks using a sensitivity analysis method. The table below provides information concerning our financial instruments as of December 31, 2002 and 2003, that are sensitive to changes in interest rates:

                                        FAIR MARKET     HYPOTHETICAL
                            AGGREGATE   VALUE/SWAP        CHANGE IN
                            NOTIONAL    TERMINATION     UNDERLYING AT
                             AMOUNT      VALUE (1)      END OF PERIOD                   FINANCIAL IMPACT
                            --------    -----------     -------------    -----------------------------------------------
                                (IN MILLIONS)
DECEMBER 31, 2002:
Floating rate debt (2)(3)   $  1,371            N/A (4)  10% increase    $0.5 million increased monthly interest expense
Fixed rate debt (3)......        400    $       323      10% decrease    $25 million increase in fair market value
Interest rate swaps (5):
  Orion Midwest..........        600            (69)     10% decrease    $4 million increase in termination cost
  Orion NY...............        250            (45)     10% decrease    $4 million increase in termination cost

DECEMBER 31, 2003:
Floating rate debt (2)
  (3)....................   $  1,218    $     1,218      10% increase    $0.4 million increased monthly interest expense
Fixed rate debt (3)......        400            488      10% decrease    $20 million increase in fair market value
Interest rate swaps (5):
  Orion Midwest..........        300            (48)     10% decrease    $3 million increase in termination cost
  Orion NY...............        250            (36)     10% decrease    $3 million increase in termination cost

------------

(1) See note 15 to our consolidated financial statements for further discussion on the fair market value of our financial instruments.

(2)  Excludes adjustment to fair value of the interest rate swaps.

(3)  Excludes Liberty's debt and the adjustment to the fair value of debt.

(4) As of December 31, 2002, we had floating rate debt with a carrying value of $1.4 billion, excluding adjustment to fair value of interest rate swaps and Liberty's debt. There was no active market for our floating rate debt obligations as of December 31, 2002.

(5) These derivative instruments qualify for hedge accounting under SFAS No. 133 and the periodic settlements are recognized as an adjustment to interest expense in our results of operations over the term of the related agreement. As of December 31, 2002 and 2003, these swaps have negative termination values (i.e., we would have to pay). See note 7(b) to our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

Independent Auditors' Reports...............................  F-2
Consolidated Statements of Operations for the Year Ended
  December 31, 2001, for the periods from January 1, 2002
  through February 19, 2002 and February 20, 2002 through
  December 31, 2002 and for the Year Ended December 31,
  2003......................................................  F-5
Consolidated Balance Sheets as of December 31, 2002 and
  2003......................................................  F-6
Consolidated Statements of Cash Flows for the Year Ended
  December 31, 2001, for the periods from January 1, 2002
  through February 19, 2002 and February 20, 2002 through
  December 31, 2002 and for the Year Ended December 31,
  2003......................................................  F-7
Consolidated Statements of Stockholders' Equity and
  Comprehensive Income (Loss) for the Year Ended December
  31, 2001, for the periods from January 1, 2002 through
  February 19, 2002 and February 20, 2002 through December
  31, 2002 and for the Year Ended December 31, 2003.........  F-8
Notes to Consolidated Financial Statements..................  F-9
Supplementary Data..........................................  F-52

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Orion Power Holdings, Inc.
Houston, Texas

     We have audited the accompanying consolidated balance sheet of Orion Power Holdings, Inc. and subsidiaries ("the Company") as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the periods from January 1, 2002 to February 19, 2002 and February 20, 2002 to December 31, 2002 and for the year ended December 31, 2003. Our audits also included the financial statement schedules (Schedule I and II) listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits. The consolidated financial statements and the financial statement schedules of the Company for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such 2001 financial statement schedules, when considered in relation to the 2001 basic consolidated financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their reports dated February 19, 2002 (which report on the consolidated financial statements includes an explanatory paragraph concerning the adoption of a new accounting principle in 2001).

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the 2002 and 2003 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2003, and the results of its operations and its cash flows for the periods from January 1, 2002 to February 19, 2002 and February 20, 2002 to December 31, 2002 and for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in notes 2 and 5 to the consolidated financial statements, the Company changed its accounting for asset retirement obligations and its presentation of revenues and cost of sales associated with non-trading commodity derivatives activities in 2003 and changed its method of accounting for goodwill and other intangibles in 2002.

     As discussed above, the consolidated financial statements of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Such financial statements and financial statement schedules have been revised to give effect to the following transitional disclosures, expanded disclosures and reclassifications:

     - As discussed in note 5, the Company has presented the transitional disclosures for 2001 as required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). We audited the adjustments described in note 5 that were applied to revise the 2001 financial statements to include the transitional disclosures required by SFAS No. 142, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosure in note 5 with respect to 2001 included (1) comparing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets no longer being amortized as a result of initially applying SFAS No. 142 (including any related tax effects) to the Company's underlying analysis obtained from management and (2) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income and the related earnings per share amounts.

     - As discussed in note 4, the Company has presented selected financial information and unaudited pro forma information for 2001 as if the acquisition had occurred on January 1, 2001. We audited the expanded disclosures and our procedures included (1) comparing the previously reported revenues and net income to the previously issued financial statements and (2) agreeing the expanded pro forma disclosure amounts to the Company's underlying analysis obtained from management.

     - The financial statements have also been revised to give effect to the following reclassifications: (1) in note 2(a), for the 2001 financial statements the Company has presented gains and losses on derivative instruments net in revenues rather than separately and has also presented purchased power separately from fuel expense, (2) for the 2001 cash flow statements, the Company has presented amortization of deferred financing fees separately, (3) in note 2(i), for 2001 the Company presented the capitalized interest for the year rather than the cumulative capitalized interest included in the balance sheet as of December 31, 2001.

       We audited these reclassifications that were applied to revise the 2001 financial statements and financial statement schedules to conform to the presentation of such amounts in the 2003 financial statements and financial statement schedules. Our audit procedures with respect to the 2001 amounts included (1) comparing the previously reported tabular presentation of each amount to a reconciliation schedule prepared by management, (2) testing the mathematical accuracy of the underlying analysis and (3) determining the reclassifications were consistent with the 2003 financial statement presentation.

     In our opinion, the transitional disclosures, expanded disclosures and reclassifications to the 2001 financial statements and disclosures and financial statement schedules described above have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements or financial statement schedules of the Company other than with respect to such transitional disclosures, expanded disclosures and reclassifications and, accordingly, we do not express an opinion or any form of assurance on the 2001 financial statements taken as a whole.

     Our audit was conducted for the purpose of forming an opinion on the 2002 and 2003 basic consolidated statements taken as a whole. The 2002 and 2003 financial statement schedules are presented for the purpose of additional analysis and are not a required part of the 2002 and 2003 basic consolidated financial statements. These schedules are the responsibility of the Company's management. Such schedules have been subjected to the auditing procedures applied in our audit of the 2002 and 2003 basic consolidated financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the 2002 and 2003 basic consolidated financial statements taken as a whole.

DELOITTE & TOUCHE, LLP

Houston, Texas
March 5, 2004

     The following is a copy of a report previously issued by Arthur Andersen LLP (Andersen). The report has not been reissued by Andersen.

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

     As explained in Note 6 to the financial statements, effective January 1, 2001, Orion Power changed its method of accounting for derivative financial instruments.

                                                /s/ ARTHUR ANDERSEN LLP

Vienna, Virginia
February 19, 2002

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           FORMER ORION              |             CURRENT ORION
                               ------------------------------------- | -------------------------------------
                                                    JANUARY 1, 2002  | FEBRUARY 20, 2002
                                  YEAR ENDED            THROUGH      |      THROUGH           YEAR ENDED
                               DECEMBER 31, 2001   FEBRUARY 19, 2002 | DECEMBER 31, 2002   DECEMBER 31, 2003
                               -----------------   ----------------- | -----------------   -----------------
                                             (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                                                     |
REVENUES:                                                            |
  Revenues...................     $1,190,299           $122,408      |    $1,001,764          $1,182,273
  Revenues -- affiliates.....             --                 --      |        20,279              33,042
                                  ----------           --------      |    ----------          ----------
     Total...................      1,190,299            122,408      |     1,022,043           1,215,315
EXPENSES:                                                            |
  Fuel.......................        420,176             43,282      |       235,846             301,429
  Fuel -- affiliates.........             --                 --      |        98,902             145,220
  Purchased power............         50,257              3,232      |        13,831              20,765
  Purchased                                                          |
     power -- affiliates.....             --                 --      |        42,743              24,735
  Operation and                                                      |
     maintenance.............        129,413             22,419      |       160,196             220,644
  General, administrative and                                        |
     development.............         58,315             86,188      |        36,330             103,160
  Goodwill impairment........             --                 --      |       337,500             585,000
  Taxes other than income                                            |
     taxes...................         57,388              8,576      |        57,013              72,840
  Depreciation and                                                   |
     amortization............        137,932             25,530      |       136,605             156,533
                                  ----------           --------      |    ----------          ----------
     Total...................        853,481            189,227      |     1,118,966           1,630,326
                                  ----------           --------      |    ----------          ----------
OPERATING INCOME (LOSS)......        336,818            (66,819)     |       (96,923)           (415,011)
OTHER EXPENSE:                                                       |
  Interest expense...........       (202,825)           (25,067)     |      (127,515)           (146,724)
  Interest income............         21,529              1,101      |         7,112               5,729
                                  ----------           --------      |    ----------          ----------
     Total other expense.....       (181,296)           (23,966)     |      (120,403)           (140,995)
                                  ----------           --------      |    ----------          ----------
INCOME (LOSS) BEFORE INCOME                                          |
  TAXES AND CUMULATIVE EFFECT                                        |
  OF ACCOUNTING CHANGE.......        155,522            (90,785)     |      (217,326)           (556,006)
INCOME TAX EXPENSE                                                   |
  (BENEFIT)..................         54,919            (38,611)     |        40,090               1,800
                                  ----------           --------      |    ----------          ----------
INCOME (LOSS) BEFORE                                                 |
  CUMULATIVE EFFECT OF                                               |
  ACCOUNTING CHANGE..........        100,603            (52,174)     |      (257,416)           (557,806)
Cumulative effect of                                                 |
  accounting change, net of                                          |
  tax........................             --                 --      |            --               2,121
                                  ----------           --------      |    ----------          ----------
     NET INCOME (LOSS).......     $  100,603           $(52,174)     |    $ (257,416)         $ (555,685)
                                  ==========           ========      |    ==========          ==========
Earnings per average common
  share:
  Basic......................     $     1.02
                                  ==========
  Diluted....................     $     0.97
                                  ==========

               See Notes to the Consolidated Financial Statements

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2003
                                                              ----------   ----------
                                                              (THOUSANDS OF DOLLARS)
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    7,400   $   33,441
  Restricted cash...........................................     199,830      189,440
  Accounts receivable, net..................................     112,535      111,795
  Receivable from affiliates, net...........................          --          221
  State income taxes receivable.............................      47,364       34,850
  Inventory.................................................      61,152       69,479
  Derivative assets.........................................       8,762       23,045
  Accumulated deferred income taxes.........................      53,095       11,530
  Prepaid insurance and property taxes......................      14,535       11,756
  Other current assets......................................      12,496        9,345
                                                              ----------   ----------
    Total current assets....................................     517,169      494,902
                                                              ----------   ----------
PROPERTY, PLANT AND EQUIPMENT, NET..........................   3,784,627    3,729,433
                                                              ----------   ----------
OTHER ASSETS:
  Goodwill, net.............................................     986,037      395,079
  Other intangibles, net....................................     434,899      434,413
  Derivative assets.........................................       7,286       12,150
  Deferred financing costs, net.............................      25,808       17,484
  Restricted cash...........................................          --        8,656
  Other.....................................................       6,279        5,523
                                                              ----------   ----------
    Total other assets......................................   1,460,309      873,305
                                                              ----------   ----------
    TOTAL ASSETS............................................  $5,762,105   $5,097,640
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and short-term
    borrowings..............................................  $  454,244   $  407,690
  Accounts payable..........................................      44,937       49,373
  Derivative liabilities....................................      25,479       19,480
  Payable to affiliates, net................................       7,930           --
  Accrued expenses..........................................      35,898       29,025
  Accrued interest..........................................      18,800       19,487
                                                              ----------   ----------
    Total current liabilities...............................     587,288      525,055
                                                              ----------   ----------
OTHER LIABILITIES:
  Accumulated deferred income taxes.........................     385,628      429,168
  Derivative liabilities....................................      27,153       17,293
  Contractual obligations...................................      85,715       52,439
  Other.....................................................      80,393       72,519
                                                              ----------   ----------
    Total other liabilities.................................     578,889      571,419
                                                              ----------   ----------
LONG-TERM DEBT..............................................   1,724,095    1,585,689
                                                              ----------   ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
  Common stock; par value $1.00 per share (1,000 shares
    authorized, issued and outstanding).....................           1            1
  Additional paid-in capital................................   3,152,701    3,233,308
  Retained deficit..........................................    (257,416)    (813,101)
  Accumulated other comprehensive loss......................     (23,453)      (4,731)
                                                              ----------   ----------
    Stockholder's equity....................................   2,871,833    2,415,477
                                                              ----------   ----------
    TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..............  $5,762,105   $5,097,640
                                                              ==========   ==========

               See Notes to the Consolidated Financial Statements

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         FORMER ORION              |             CURRENT ORION
                                             ------------------------------------- | -------------------------------------
                                                                  JANUARY 1, 2002  | FEBRUARY 20, 2002
                                                YEAR ENDED            THROUGH      |      THROUGH           YEAR ENDED
                                             DECEMBER 31, 2001   FEBRUARY 19, 2002 | DECEMBER 31, 2002   DECEMBER 31, 2003
                                             -----------------   ----------------- | -----------------   -----------------
                                                                        (THOUSANDS OF DOLLARS)
                                                                                   |
CASH FLOWS FROM OPERATING ACTIVITIES:                                              |
Net income (loss)..........................      $100,603            $(52,174)     |     $(257,416)          $(555,685)
Adjustments to reconcile net income (loss)                                         |
  to net cash provided by operating                                                |
  activities:                                                                      |
  Cumulative effect of accounting change...            --                  --      |            --              (2,121)
  Impairment of goodwill...................            --                  --      |       337,500             585,000
  Depreciation and amortization............       137,932              25,530      |       136,605             156,533
  Non-cash equity contribution of general                                          |
    and administrative costs from                                                  |
    stockholder............................            --                  --      |            --              69,631
  Deferred income taxes....................        30,986              (4,787)     |       114,381              85,359
  (Gain) loss on derivative financial                                              |
    instruments............................       (11,919)             12,065      |         3,699              (3,007)
  Deferred compensation....................         1,596               1,763      |            --                  --
  Net amortization of contractual rights                                           |
    and obligations........................            --                  --      |        (3,537)             (5,449)
  Amortization of deferred financing                                               |
    costs..................................        16,497               2,633      |         1,455               9,671
  Amortization of revaluation of swaps and                                         |
    debt...................................            --                  --      |       (30,816)            (26,280)
  Tax benefit from exercise of options.....           927                  --      |            --                  --
  Interest income on officers' notes                                               |
    receivable.............................          (318)                 --      |            --                  --
  Federal income tax contribution from                                             |
    Reliant Resources, Inc.................            --                  --      |       (72,932)            (24,038)
  Changes in assets and liabilities:                                               |
    Restricted cash........................       (53,288)             86,339      |        50,545               1,734
    Accounts receivable, net...............        20,664             (50,375)     |        58,082                 740
    Inventory..............................       (14,088)               (539)     |       (14,328)             (8,327)
    Prepaid insurance and property taxes                                           |
      and other current assets.............         5,763             (44,279)     |       (10,931)              2,040
    Other assets...........................         5,045             (40,431)     |        (4,637)            (44,764)
    Accounts payable.......................       (35,002)             26,041      |       (35,993)              4,266
    Payable/receivable to affiliates,
      net..................................            --                  --      |         7,930              (8,137)
    Accrued expenses.......................       (29,941)            (10,958)     |        (6,969)             (5,881)
    Income taxes receivable/payable........            --                  --      |       (32,364)             (2,571)
    Deferred revenue.......................            39                (517)     |            --                  --
    Accrued interest.......................        (1,365)             16,738      |       (15,210)                687
    Other long-term liabilities............        (2,904)             45,802      |       (70,672)             (2,546)
                                                 --------            --------      |     ---------           ---------
      Net cash provided by operating                                               |
        activities.........................       171,227              12,851      |       154,392             226,855
                                                 --------            --------      |     ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:                                              |
  Capital expenditures.....................      (475,863)            (49,642)     |       (72,117)            (75,646)
  Purchases of property, plant and                                                 |
    equipment and related assets in                                                |
    acquisition............................       (26,336)                 --      |            --                  --
                                                 --------            --------      |     ---------           ---------
      Net cash used in investing                                                   |
        activities.........................      (502,199)            (49,642)     |       (72,117)            (75,646)
                                                 --------            --------      |     ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:                                              |
  Proceeds from debt.......................       448,400              21,000      |       108,200              40,000
  Proceeds from issuance of stock, net.....       272,603                 491      |            --                  --
  Payments of debt.........................      (331,964)            (78,758)     |      (495,940)           (199,579)
  Contributions from stockholder...........            --                  --      |       246,832              35,000
  Payments on officers' notes receivable...         2,498               3,736      |            --                  --
  Payments of financing costs..............       (12,680)               (100)     |       (27,264)               (589)
                                                 --------            --------      |     ---------           ---------
      Net cash provided by (used in)                                               |
        financing activities...............       378,857             (53,631)     |      (168,172)           (125,168)
                                                 --------            --------      |     ---------           ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS....        47,885             (90,422)     |       (85,897)             26,041
CASH AND CASH EQUIVALENTS AT BEGINNING OF                                          |
  PERIOD...................................       135,834             183,719      |        93,297               7,400
                                                 --------            --------      |     ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF                                                |
  PERIOD...................................      $183,719            $ 93,297      |     $   7,400           $  33,441
                                                 ========            ========      |     =========           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash payments:
  Interest paid (net of amounts
    capitalized)...........................      $188,930            $  5,634            $ 166,454           $ 160,023
  Income taxes paid (net of income tax
    refunds received)......................        55,632                  65                   --             (56,949)

               See Notes to the Consolidated Financial Statements

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

                                                                                                NOTES
                                             COMMON STOCK        ADDITIONAL                   RECEIVABLE    RETAIN
                                         ---------------------     PAID-IN       DEFERRED        FROM      EARNINGS
                                            SHARES      AMOUNT     CAPITAL     COMPENSATION    OFFICERS    (DEFICIT)
                                         ------------   ------   -----------   ------------   ----------   ---------
                                                        (THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
FORMER ORION
BALANCE, DECEMBER 31, 2000.............    93,095,926   $  931   $ 1,230,467     $(3,359)       $(5,916)   $  32,659
  Net income...........................                                                                      100,603
  Sale of common stock, net of fees....    10,552,983      106       272,497
  Change in notes receivable from
    officers...........................                                                           2,180
  Amortization of deferred
    compensation.......................                                            1,596
  Tax benefit -- exercise of stock
    options............................                                  927
  Cumulative effect of adoption of SFAS
    No. 133, net of tax of $26
    million............................
  Deferred loss from cash flow hedges,
    net of tax of $4 million...........
  Reclassification of net deferred gain
    from cash flow hedges..............
  Comprehensive income.................
                                         ------------   ------   -----------     -------        -------    ---------
BALANCE, DECEMBER 31, 2001.............   103,648,909    1,037     1,503,891      (1,763)        (3,736)     133,262
  Net loss.............................                                                                      (52,174)
  Exercise of stock options............                                  491
  Change in notes receivable from
    officers...........................                                                           3,736
  Amortization of deferred
    compensation.......................                                            1,763
  Deferred loss from cash flow hedges,
    net of tax of $5 million...........
  Reclassification of net deferred loss
    from cash flow hedges, net of tax
    of $3 million......................
  Comprehensive loss...................
                                         ------------   ------   -----------     -------        -------    ---------
BALANCE, FEBRUARY 19, 2002.............   103,648,909    1,037     1,504,382          --             --       81,088
  Purchase accounting adjustment.......  (103,648,909)  (1,037)   (1,504,382)         --             --      (81,088)
CURRENT ORION
PURCHASE ALLOCATION....................         1,000        1     2,963,801          --             --           --
  Net loss.............................                                                                     (257,416)
  Contributions from stockholder.......                              188,900
  Net deferred loss from cash flow
    hedges, net of tax of $24
    million............................
  Reclassification of net deferred loss
    from cash flow hedges, net of tax
    of $7 million......................
  Comprehensive loss...................
                                         ------------   ------   -----------     -------        -------    ---------
BALANCE, DECEMBER 31, 2002.............         1,000        1     3,152,701          --             --     (257,416)
  Net loss.............................                                                                     (555,685)
  Net contributions from stockholder...                               80,607
  Deferred gain from cash flow hedges,
    net of tax of $8 million...........
  Reclassification of net deferred loss
    from cash flow hedges, net of tax
    of $6 million......................
  Comprehensive loss...................
                                         ------------   ------   -----------     -------        -------    ---------
BALANCE, DECEMBER 31, 2003.............         1,000   $    1   $ 3,233,308     $    --        $    --    $(813,101)
                                         ============   ======   ===========     =======        =======    =========

                                          ACCUMULATED
                                             OTHER           TOTAL       COMPREHENSIVE
                                         COMPREHENSIVE   STOCKHOLDERS'      INCOME
                                             LOSS           EQUITY          (LOSS)
                                         -------------   -------------   -------------
                                         (THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
FORMER ORION
BALANCE, DECEMBER 31, 2000.............    $     --       $ 1,254,782
  Net income...........................                       100,603      $ 100,603
  Sale of common stock, net of fees....                       272,603
  Change in notes receivable from
    officers...........................                         2,180
  Amortization of deferred
    compensation.......................                         1,596
  Tax benefit -- exercise of stock
    options............................                           927
  Cumulative effect of adoption of SFAS
    No. 133, net of tax of $26
    million............................     (33,330)          (33,330)       (33,330)
  Deferred loss from cash flow hedges,
    net of tax of $4 million...........      (6,775)           (6,775)        (6,775)
  Reclassification of net deferred gain
    from cash flow hedges..............     (10,956)          (10,956)       (10,956)
                                                                           ---------
  Comprehensive income.................                                    $  49,542
                                           --------       -----------      =========
BALANCE, DECEMBER 31, 2001.............     (51,061)        1,581,630
  Net loss.............................                       (52,174)     $ (52,174)
  Exercise of stock options............                           491
  Change in notes receivable from
    officers...........................                         3,736
  Amortization of deferred
    compensation.......................                         1,763
  Deferred loss from cash flow hedges,
    net of tax of $5 million...........      (6,055)           (6,055)        (6,055)
  Reclassification of net deferred loss
    from cash flow hedges, net of tax
    of $3 million......................       3,711             3,711          3,711
                                                                           ---------
  Comprehensive loss...................                                    $ (54,518)
                                           --------       -----------      =========
BALANCE, FEBRUARY 19, 2002.............     (53,405)        1,533,102
  Purchase accounting adjustment.......      53,405        (1,533,102)
CURRENT ORION
PURCHASE ALLOCATION....................          --         2,963,802
  Net loss.............................                      (257,416)     $(257,416)
  Contributions from stockholder.......                       188,900
  Net deferred loss from cash flow
    hedges, net of tax of $24
    million............................     (33,829)          (33,829)       (33,829)
  Reclassification of net deferred loss
    from cash flow hedges, net of tax
    of $7 million......................      10,376            10,376         10,376
                                                                           ---------
  Comprehensive loss...................                                    $(280,869)
                                           --------       -----------      =========
BALANCE, DECEMBER 31, 2002.............     (23,453)        2,871,833
  Net loss.............................                      (555,685)     $(555,685)
  Net contributions from stockholder...                        80,607
  Deferred gain from cash flow hedges,
    net of tax of $8 million...........      10,765            10,765         10,765
  Reclassification of net deferred loss
    from cash flow hedges, net of tax
    of $6 million......................       7,957             7,957          7,957
                                                                           ---------
  Comprehensive loss...................                                    $(536,963)
                                           --------       -----------      =========
BALANCE, DECEMBER 31, 2003.............    $ (4,731)      $ 2,415,477
                                           ========       ===========

               See Notes to the Consolidated Financial Statements

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BACKGROUND AND BASIS OF PRESENTATION

     In this report "Orion Power Holdings" refers to Orion Power Holdings, Inc. "Orion Power" refers to Orion Power Holdings, Inc. and its subsidiaries collectively unless the context clearly indicates otherwise. Orion Power Holdings, a Delaware corporation, and subsidiaries own and operate electric generation facilities in New York, Ohio, Pennsylvania and West Virginia with an aggregate generating capacity of 6,690 megawatts, as of December 31, 2003. Orion Power typically sells its wholesale products to electric power retailers, which are the entities that supply power to consumers. Power retailers include independent system operators, regulated utilities, municipalities, energy supply companies, cooperatives and retail "load" or customer aggregators. Orion Power has grown its business by strategically acquiring, developing and modernizing non-nuclear generating facilities located in critical locations in regions across the United States.

     On February 19, 2002, Orion Power was acquired by merger (the Merger) by a wholly-owned subsidiary of Reliant Resources, Inc. (Reliant Resources). The transaction resulted in the purchase by Reliant Resources of all of Orion Power Holdings' outstanding shares of common stock for $26.80 per share in cash for an aggregate purchase price of approximately $2.9 billion. Reliant Resources funded the acquisition with a $2.9 billion credit facility and $41 million of cash on hand. As a result of the Merger, Orion Power became a wholly-owned subsidiary of Reliant Resources.

BASIS OF PRESENTATION

     These consolidated financial statements present the results of operations for the year ended December 31, 2001 and for the periods from January 1, 2002 through February 19, 2002 (the date that Reliant Resources acquired Orion Power) and February 20, 2002 through December 31, 2002 and for the year ended December 31, 2003. Within these consolidated financial statements, "Current Orion" and "Former Orion" refer to Orion Power after and before, respectively, the Merger. The results of operations in these consolidated financial statements also include general corporate expenses allocated by Reliant Resources to Orion Power subsequent to the Merger. All of the allocations in the consolidated financial statements are based on assumptions that management believes are reasonable under the circumstances. However, these allocations may not necessarily be indicative of the costs and expenses that would have resulted if Orion Power had operated as a separate entity subsequent to the Merger.

     The fair value adjustments related to the Merger, which have been pushed down to Orion Power from Reliant Resources, primarily included adjustments in property, plant and equipment, goodwill, contractual rights and obligations, severance liabilities, debt, unrecognized pension and postretirement benefits liabilities and related deferred taxes. For additional information regarding the Merger, see note 4.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) RECLASSIFICATIONS.

     Some amounts from the previous years have been reclassified to conform to the 2003 presentation of financial statements. These reclassifications do not affect earnings.

     As discussed in note 5, "Goodwill and Intangibles," Orion Power has presented the transitional disclosures for 2001 required by SFAS No. 142. Additionally, as discussed in note 2(f), "Summary of Significant Accounting Policies -- Property, Plant and Equipment and Depreciation Expense," and in note 5, "Goodwill and Intangibles," for 2001 Orion Power has reclassified air emissions regulatory allowances and the related accumulated amortization from net property, plant and equipment to net intangibles." For the 2001 financial statements and the 2001 pro forma adjustment discussed in note 4, "Business Acquisitions" Orion Power has presented gains and losses on derivative instruments net in revenues rather than separately. Orion Power has also presented purchased power separately from fuel

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES expense. For the 2001 cash flow statement, Orion Power has presented amortization of deferred financing fees separately from depreciation and amortization. In note 2(i), for 2001, Orion Power presented capitalized interest for the year rather than the cumulative capitalized interest included in the balance sheet as of December 31, 2001.

  (b) USE OF ESTIMATES AND MARKET RISK AND UNCERTAINTIES.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Orion Power's critical accounting estimates include: (a) goodwill,
(b) property, plant and equipment, (c) depreciation expense, (d) derivative activities, (e) contingencies and (f) deferred tax assets valuation allowance and tax liabilities.

     Orion Power is subject to the risk associated with price movements of energy commodities and the credit risk associated with its commercial activities. For additional information regarding these risks, see notes 2(d) and
(b). Orion Power is subject to risks relating to the reliability of the systems, procedures and other infrastructure necessary to operate its business. Orion Power is also subject to risks relating to changes in laws and regulations; the outcome of pending lawsuits, governmental proceedings and investigations; the effects of competition; liquidity concerns in its markets; changes in interest rates; the availability of adequate supplies of fuel and transportation; weather conditions; financial market conditions and Orion Power's access to capital; the creditworthiness or financial distress of Orion Power's counterparties; actions by rating agencies with respect to Orion Power or its competitors; political, legal, regulatory and economic conditions and developments; the successful operation of deregulating power markets and other items.

  (c) PRINCIPLES OF CONSOLIDATION.

     Orion Power's accounts and those of Orion Power's wholly-owned and majority-owned subsidiaries are included in the consolidated financial statements. All significant intercompany transactions and balances are eliminated in consolidation.

     Each of Orion Power New York, LP (Orion NY), Orion Power New York LP, LLC, Orion Power New York GP, Inc., Astoria Generating Company, L.P. (Astoria), Carr Street Generating Station, LP (Carr Street), Erie Boulevard Hydropower, LP (Erie Boulevard), Orion Power MidWest, LP (Orion MidWest), Orion Power MidWest LP, LLC, Orion Power MidWest GP, Inc., Twelvepole Creek, LLC and Orion Power Capital, LLC (Orion Capital) is a separate legal entity and has its own assets.

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," (FIN No. 46). The objective of FIN No. 46 is to achieve more consistent application of consolidation policies to variable interest entities and to improve comparability between enterprises engaged in similar activities. FIN No. 46 states that an enterprise must consolidate a variable interest entity if the enterprise has a variable interest that will absorb a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both. FIN No. 46 requires entities to either (a) record the effects prospectively with a cumulative effect adjustment as of the date on which FIN No. 46 is first applied or (b) restate previously issued financial statements for the years with a cumulative effect adjustment as of the beginning of the first year being restated.

     Orion Power adopted FIN No. 46 on January 1, 2003. FIN No. 46 did not have any impact on Orion Power's consolidated financial statements.

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

     In December 2003, the FASB released FASB Interpretation No. 46 (revised December 2003) "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN No. 46R), which replaces FIN No. 46 and modified certain criteria in determining which entities should be considered as variable interest entities. Orion Power does not believe the application of FIN No. 46R will have a material impact to the consolidated financial statements. The application of FIN No. 46R continues to evolve as the FASB continues to address issues submitted for consideration. Orion Power will continue to assess the application of clarified or revised guidance related to FIN No. 46R.

  (d) REVENUES AND ACCOUNTING FOR HEDGING ACTIVITIES.

     Power Generation Revenues. Orion Power records gross revenue for energy sales and services related to the electric power generation facilities under the accrual method and these revenues generally are recognized upon delivery. Electric power and other energy services are sold at market-based prices through existing power exchanges or through third-party contracts. Energy sales and services related to the electric power generation facilities not billed by month-end are accrued based upon estimated energy and services delivered. See below for the discussion of the impact of implementation of Emerging Issues Task Force (EITF) Issue No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not "Held for Trading Purposes" As Defined in EITF Issue No. 02-03" (EITF No. 03-11).

     Hedging Activities. Effective January 1, 2001, Orion Power adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments. Adoption of SFAS No. 133 on January 1, 2001 resulted in an after-tax increase in accumulated other comprehensive loss of $33 million.

     If certain conditions are met, Orion Power may designate a derivative instrument as hedging (a) the exposure to variability in expected future cash flows (cash flow hedge) or (b) the exposure to changes in the fair value of an asset or liability (fair value hedge). This statement requires that a derivative be recognized at fair value in the balance sheet whether or not it is designated as a hedge. Derivative commodity contracts for the physical delivery of purchase and sale quantities transacted in the normal course of business are designated as normal purchases and sales exceptions and are not reflected in the consolidated balance sheets at fair value. For a derivative that is designated as a cash flow hedge, and depending on its effectiveness, changes in fair value are deferred as a component of accumulated other comprehensive income (loss), net of applicable taxes.

     Orion Power designates its derivatives as cash flow hedges only if there is a high correlation between price movements in the derivative and the item designated as being hedged. This correlation is measured both at the inception of the hedge and on an ongoing basis, with an acceptable level of correlation of at least 80% to 125% for hedge designation. The gains and losses related to derivative instruments designated as cash flow hedges are deferred in accumulated other comprehensive income (loss), net of tax, to the extent the contracts are effective as hedges, and then are recognized in the results of operations in the same period as the settlement of the underlying hedged transactions. Once the anticipated transaction occurs, the accumulated deferred gain or loss recognized in accumulated other comprehensive income (loss) is reclassified and included in the consolidated statements of operations (a) prior to October 1, 2003, under the captions (i) fuel expense, in the case of hedging activities related to physical natural gas or coal purchases, (ii) purchased power, in the case of hedging activities related to physical power purchases,
(iii) revenues, in the case of hedging activities related to physical power and natural gas sales transactions and financial transactions and (iv) interest expense, in the case of interest rate hedging activities and (b) effective October 1, 2003, under the captions (i) fuel expense, in case of hedging activities related to physical natural gas or coal purchases and physical natural gas sales transactions that

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES do not physically flow, (ii) purchased power, in the case of hedging activities related to physical power purchases that do physically flow, (iii) revenues, in the case of hedging activities related to financial transactions, physical power sales transactions, physical power purchases that do not physically flow and natural gas sales transactions that do physically flow and (iv) interest expense, in the case of interest rate hedging activities. Prior to October 1, 2003, revenues, fuel expense and purchased power related to sale and purchase contracts designated as hedges were generally recorded on a gross basis in the delivery period.

     For a derivative not designated as a hedge, changes in fair value are recorded as unrealized gains or losses in the results of operations. If and when correlation ceases to exist at an acceptable level, hedge accounting ceases and changes in fair value are recognized currently in our results of operations. If it becomes probable that a forecasted transaction will not occur, we immediately recognize the respective deferred gains or losses in our results of operations. The associated hedging instrument is then marked to market through our results of operations for the remainder of the contract term unless a new hedging relationship is redesignated. Prior to October 1, 2003, revenues, fuel expense and purchased power related to sale and purchase contracts designated as hedges were generally recorded on a gross basis in the delivery period. In July 2003, the EITF issued EITF No. 03-11, which stated that realized gains and losses on derivative contracts not "held for trading purposes" should be reported either on a net or gross basis based on the relevant facts and circumstances. Reclassification of prior year amounts is not required. Orion Power's sales and purchases of fuel and purchased power related to its commodity derivative activities physically deliver and the related settlements are reported on a gross basis in the consolidated statement of operations. Therefore, EITF No. 03-11 resulted in no change in revenues, fuel expense and purchased power for the fourth quarter of 2003 and is believed not to have a significant impact on the presentation of future operations. EITF No. 03-11 has no impact on margins or net income. Comparative financial statements for prior periods have not been reclassified to conform to this presentation, as it is not required. In addition, it is not practicable to determine sales and purchases of fuel and purchased power in 2001, 2002 and the nine months ended September 30, 2003 that would have been shown net if EITF No. 03-11 had been applied to the results of operations historically.

     In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 clarifies when a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 also amends certain existing pronouncements, which will result in more consistent reporting of contracts as either derivative or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The implementation of SFAS No. 149 did not have a material impact on the consolidated financial statements.

     For additional discussion of derivative and hedging activities, see note 6.

     Set-off of Derivative Assets and Liabilities. Where derivative instruments are subject to a master netting agreement and the criteria of FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," are met, Orion Power presents its derivative assets and liabilities on a net basis in the consolidated balance sheets. Derivative assets/liabilities and accounts receivable/payable are presented separately in the consolidated balance sheets. The derivative assets/liabilities and accounts receivable/payable are set-off separately in the consolidated balance sheets although in certain cases contracts permit the set-off of derivative assets/liabilities and accounts receivable/payable with a given counterparty.

  (e) GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSES.

     The general, administrative and development expenses in the consolidated statements of operations include (a) certain employee-related costs, (b) certain contractor costs, (c) bad debt expense,

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

(d) corporate and administrative services, as provided by affiliates (including management services, financial and accounting, cash management and treasury support, legal, information technology system support, office management and human resources) and (e) certain benefit costs. See note 3 for discussion of related party transactions.

  (f) PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION EXPENSE.

     Property, plant and equipment is stated at cost. Cost of acquired property, plant and equipment includes an allocation of the purchase price based on the asset's fair market value. Orion Power expenses all repair and maintenance costs as incurred, including planned major maintenance. Depreciation is computed using the straight-line method based on estimated useful lives commencing when assets, or major components thereof, are either placed in service or acquired, as appropriate.

     Property, plant and equipment includes the following:

                                                                           DECEMBER 31,
                                                       ESTIMATED USEFUL   ---------------
                                                        LIVES (YEARS)      2002     2003
                                                       ----------------   ------   ------
                                                                           (IN MILLIONS)
Electric generation facilities.......................      10 - 50        $3,221   $3,345
Land improvements....................................      20 - 50           455      455
Land.................................................                        121      121
Assets under construction............................                         98       48
                                                                          ------   ------
  Total..............................................                      3,895    3,969
Accumulated depreciation.............................                       (110)    (240)
                                                                          ------   ------
Property, plant and equipment, net...................                     $3,785   $3,729
                                                                          ======   ======

     Orion Power recorded depreciation expense of $128 million, $25 million, $110 million and $132 million for 2001, for January 1, 2002 through February 19, 2002, February 20, 2002 through December 31, 2002, and 2003, respectively.

     Orion Power periodically evaluates property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. A resulting impairment loss is highly dependent on the underlying assumptions. There were no impairments recognized for 2001, for January 1, 2002 through February 19, 2002, February 20, 2002 through December 31, 2002, and 2003. As of December 31, 2002 and 2003, Orion Power performed impairment analyses of certain property, plant and equipment. In addition, in November 2002 and July 2003, Orion Power performed impairment analyses of all of its property, plant and equipment, as Orion Power believed events had indicated that these assets may not be recoverable. Based on these analyses, no impairments were recorded.

     If the wholesale energy market outlook changes negatively, Orion Power could have impairments of property, plant and equipment in future periods. In addition, Orion Power's ongoing evaluation of the wholesale energy business could result in decisions to mothball, retire or dispose of generation assets, any of which could result in impairment charges.

     See note 14(b) for discussion of Orion Power's Liberty Electric PA, LLC (Liberty) generating station.

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

  (g) GOODWILL AND AMORTIZATION EXPENSE.

     Orion Power records goodwill for the excess of the purchase price over the fair value assigned to the net assets of an acquisition. Through 2001, Orion Power amortized goodwill on a straight-line basis over 30 years. Pursuant to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) on January 1, 2002, Orion Power discontinued amortizing goodwill. See note 5 for a discussion regarding the adoption of SFAS No. 142. Goodwill amortization expense for 2001 was $857,000. Amortization expense for other intangibles, excluding contractual rights and obligations, for 2001, for January 1, 2002 through February 19, 2002, February 20, 2002 through December 31, 2002, and 2003 was $9 million, $1 million, $27 million and $21 million, respectively. See also note 5.

     Orion Power periodically evaluates goodwill and other intangibles when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Effective January 1, 2002, goodwill and other intangibles are evaluated for impairment in accordance with SFAS No. 142 (see note 5). In 2002 Orion Power recognized an impairment charge of $338 million (pre-tax and after-tax) relating to goodwill. Due to the disposition of one of Reliant Resources' plants, not owned by Orion Power, goodwill was tested for impairment effective July 2003. In connection with this analysis, an impairment of $585 million (pre-tax and after-tax) was recognized. For further discussion of goodwill and other intangible asset impairment analyses in 2002 and 2003, see note 5.

  (h) STOCK-BASED COMPENSATION PLANS.

     Orion Power applied the intrinsic value method of accounting for employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Under the intrinsic value method, no compensation expense was recorded when options were issued with an exercise price equal to or greater than the market price of the underlying stock on the date of grant. Orion Power complies with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) and SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment to SFAS No. 123" (SFAS No. 148) and discloses the pro forma effect on net income (loss) and per share amounts as if the fair value method of accounting had been applied to all stock awards. The FASB has announced that it plans to require all companies to expense the fair value of employee stock options in 2005. The FASB is still evaluating "fair value" valuation models and other items. Orion Power no longer has stock-based employee compensation as it is a wholly-owned subsidiary of Reliant Resources.

     Orion Power Holdings granted options to acquire shares of its common stock at an exercise price less than the market value of Orion Power Holdings' common stock. As of December 31, 2001, Orion Power recognized deferred compensation of $5 million to be amortized over the three-year vesting period. Orion Power recorded $2 million of compensation expense related to these options for the year ended December 31, 2001.

     If compensation costs had been determined as prescribed by SFAS No. 123, the net income (loss) and per share amounts would have approximated the following pro forma results for 2001, which take into account the amortization of stock-based compensation, including stock options, to expense on a straight-line basis over the vesting periods (in thousands, except per share amounts):

Pro forma net income........................................  $86,071
Pro forma net income per common share-basic.................     0.87
Pro forma net income per common share-assuming dilution.....     0.83

     For further information regarding the Orion Power stock-based compensation plan see note 9.

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

  (i) CAPITALIZATION OF INTEREST EXPENSE.

     Interest expense is capitalized as a component of major projects under construction and is amortized over the estimated useful lives of the assets. During 2001, for January 1, 2002 through February 19, 2002, and February 20, 2002 through December 31, 2002 and during 2003, Orion Power capitalized interest of $24 million, $2 million, $5 million and $0, respectively.

  (j) INCOME TAXES.

     Orion Power uses the asset and liability method of accounting for deferred income taxes and measures deferred income taxes for all significant income tax temporary differences. For additional information regarding income taxes, see note 12.

     Prior to February 20, 2002, Orion Power filed a consolidated federal income tax return. Orion Power's pre-acquisition consolidated federal income tax returns have been filed through the tax year ending February 19, 2002.

     From February 20, 2002 through September 30, 2002, as a wholly-owned subsidiary of Reliant Resources, Orion Power was included in the consolidated income tax returns of CenterPoint Energy, Inc., formerly the majority owner of Reliant Resources.

     As of October 1, 2002, Orion Power is included in the consolidated income tax returns of Reliant Resources and calculates its income tax provision on a separate return basis, whereby Reliant Resources pays all federal income taxes on Orion Power's behalf and is entitled to any related tax savings. The difference between Orion Power's current federal income tax expense or benefit, as calculated on a separate return basis, and related amounts paid or received to/from Reliant Resources, if any, are recorded in Orion Power's financial statements as adjustments to additional paid-in capital on Orion Power's consolidated balance sheet. See note 12 for further discussion.

  (k) CASH.

     Orion Power records as cash and cash equivalents all highly liquid short-term investments with original maturities or remaining maturities at date of purchase of three months or less.

  (l) RESTRICTED CASH.

     Restricted cash primarily includes cash at certain subsidiaries, the distribution or transfer of which to Orion Power Holdings or its other subsidiaries, is restricted by financing and other agreements, but is available to the applicable subsidiary to use to satisfy certain of its obligations. For a discussion of Orion Power's various financing agreements, see note 7. The following table details Orion Power's current and long-term restricted cash by reporting entity:

                                                               DECEMBER 31,
                                                              --------------
                                                              2002      2003
                                                              ----      ----
                                                              (IN MILLIONS)
Orion MidWest...............................................  $ 72(1)   $ 64(1)
Orion NY....................................................    73(1)    119(1)
Orion Capital...............................................    27(1)     --(1)
Liberty Electric PA, LLC....................................    28(1)     15(1)
                                                              ----      ----
  Total current and long-term restricted cash...............  $200      $198
                                                              ====      ====

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

---------------

(1) The credit facilities and other debt agreements of certain of Orion Power Holdings' subsidiaries contain various covenants that include, among others, restrictions on the payment of dividends to Orion Power Holdings unless certain conditions are satisfied.

  (m) ALLOWANCE FOR DOUBTFUL ACCOUNTS.

     Accounts and notes receivable, principally from customers, in the consolidated balance sheets are net of an allowance for doubtful accounts of $2 million and $7 million at December 31, 2002 and 2003, respectively. The net provision for doubtful accounts in the consolidated statements of operations for February 20, 2002 through December 31, 2002, and 2003 was $1 million and $6 million, respectively.

  (n) INVENTORY.

     Inventory consists of materials and supplies, including spare parts, coal and heating oil. All inventory is valued at the lower of average cost or market. Below is a detail of inventory:

                                                               DECEMBER 31,
                                                              --------------
                                                              2002     2003
                                                              -----    -----
                                                              (IN MILLIONS)
Materials and supplies......................................   $32      $35
Coal........................................................     4       20
Heating oil.................................................    25       14
                                                               ---      ---
  Total inventory...........................................   $61      $69
                                                               ===      ===

  (o) ENVIRONMENTAL COSTS.

     Orion Power expenses or capitalizes environmental expenditures, as appropriate, depending on their future economic benefit. Amounts that relate to an existing condition caused by past operations and that do not have future economic benefit are expensed. Orion Power records liabilities related to expected future costs related to environmental assessments and/or remediation activities when they are probable and the costs can be reasonably estimated. See note 14(a) for further discussion.

  (p) ASSET RETIREMENT OBLIGATIONS.

     On January 1, 2003, Orion Power adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Prior to the adoption of SFAS No. 143, Orion Power recorded asset retirement obligations in connection with the respective business combinations. These obligations were recorded at their present values on the dates of acquisition. Orion Power's asset retirement obligations primarily relate to environmental obligations related to ash site closures at Orion Power's MidWest facilities. The impact of the adoption of SFAS No. 143 resulted in a gain of $2 million, net of tax of $2 million, which is reflected as a cumulative effect of an accounting change in the consolidated statement of operations for 2003.

     The impact of the adoption of SFAS No. 143 for Orion Power's operations resulted in a January 1, 2003 cumulative effect of an accounting change to record (a) a $1 million increase in the carrying values of property, plant and equipment, (b) a $44 thousand increase in accumulated depreciation of property, plant and equipment, (c) a $3 million decrease in asset retirement obligations and (d) a $2 million increase in deferred income tax liabilities.

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

     If Orion Power had adopted SFAS No. 143 on January 1, 2001, the impact would have been immaterial to consolidated net income (loss) for 2001, for January 1, 2002 through February 19, 2002 and February 20, 2002 through December 31, 2002.

     The following table presents the detail of the asset retirement obligations, which are included in other long-term liabilities in the consolidated balance sheet (in thousands):

Balance at January 1, 2003..................................  $1,951
Accretion expense...........................................     116
Additions...................................................      60
                                                              ------
Balance at December 31, 2003................................  $2,127
                                                              ======

  (q) DEFERRED FINANCING COSTS.

     Deferred financing costs are costs incurred in connection with obtaining financings. These costs are deferred and amortized, using the straight-line method, which approximates the effective interest method, over the life of the related debt. From October 29, 2002 through December 31, 2003, Orion Power had incurred approximately $29 million in financing costs related to its 2002 refinancing. Orion Power capitalized $28 million and directly expensed $1 million in fees and other costs related to this refinancing.

     During 2001, for January 1, 2002 through February 19, 2002, February 20, 2002 through December 31, 2002 and 2003, Orion Power amortized $16 million, $3 million, $1 million and $10 million of deferred financing costs to interest expense. As of December 31, 2002 and 2003, $26 million and $17 million, respectively, of net deferred financing costs were classified in other long-term assets in the consolidated balance sheets. See note 7 for discussion of Orion Power's various financing agreements.

  (r) CUSTOMER CONCENTRATION.

     The following tables represent customers who contributed in excess of 10% of the consolidated revenues for 2001, for January 1, 2002 through February 19, 2002, February 20, 2002 through December 31, 2002 and 2003 (in millions, except percentages):

                                                              FORMER ORION
                                            -------------------------------------------------
                                                  YEAR ENDED          JANUARY 1, 2002 THROUGH
                                               DECEMBER 31, 2001         FEBRUARY 19, 2002
                                            -----------------------   -----------------------
                                                      PERCENTAGE OF             PERCENTAGE OF
CUSTOMER                                    REVENUE   TOTAL REVENUE   REVENUE   TOTAL REVENUE
--------                                    -------   -------------   -------   -------------
New York Independent System Operator
  (NYISO).................................   $567          48%          $53          43%
Duquesne Light Company....................    406          34%           53          43%
Niagara Mohawk Corporation (Niagara
  Mohawk).................................     --          --            13          11%

                                                               CURRENT ORION
                                            ---------------------------------------------------
                                            FEBRUARY 20, 2002 THROUGH         YEAR ENDED
                                                DECEMBER 31, 2002          DECEMBER 31, 2003
                                            -------------------------   -----------------------
                                                       PERCENTAGE OF              PERCENTAGE OF
CUSTOMER                                    REVENUE    TOTAL REVENUE    REVENUE   TOTAL REVENUE
--------                                    --------   --------------   -------   -------------
NYISO.....................................    $447           44%         $557          46%
Duquesne Light Company....................     363           36%          391          32%
Niagara Mohawk............................      99           10%          123          10%

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

     The following table represents accounts receivable balances in excess of 10% of the total consolidated accounts receivable balance and the related percentages as of December 31, 2002 and 2003 (in millions, except percentages):

                                        DECEMBER 31, 2002                  DECEMBER 31, 2003
                                 --------------------------------   --------------------------------
                                  ACCOUNTS                           ACCOUNTS
                                 RECEIVABLE   PERCENTAGE OF TOTAL   RECEIVABLE   PERCENTAGE OF TOTAL
CUSTOMER                          BALANCE     ACCOUNTS RECEIVABLE    BALANCE     ACCOUNTS RECEIVABLE
--------                         ----------   -------------------   ----------   -------------------
Duquesne Light Company.........     $62              55%               $54              48%
NYISO..........................      30              27%                36              32%
Niagara Mohawk.................      --               --                12              11%

  (s) PREPAID INSURANCE AND PROPERTY TAXES.

     Prepaid insurance and property taxes are costs paid in advance (but paid when due in the ordinary course of business) for insurance and property taxes. These costs are deferred and amortized, using the straight-line method, over the service period for which the prepayment pertains.

  (t) GUARANTEES AND INDEMNIFICATIONS.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others," (FIN No. 45) which increases the disclosure requirements for a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee issued after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that specified triggering events or conditions occur. Orion Power adopted the reporting requirements of FIN No. 45 on January 1, 2003. The adoption of FIN No. 45 had no impact to Orion Power's historical financial statements, as existing guarantees are not subject to the measurement provisions. The adoption of FIN No. 45 did not have a material impact on the consolidated financial position or results of operations as of and for the year ended December 31, 2003 as the fair value of guarantees issued after December 31, 2002 was nominal on the date on which the guarantee was issued. See note 13(e).

  (u) DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS.

     In December 2003, the FASB issued a revision to SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits -- An Amendment of FASB Statements No. 87, 88 and 106" (SFAS No. 132 (Revised 2003)). This statement revises employers' disclosures about pension plans and other postretirement benefit plans. This statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Orion Power adopted these additional disclosures. See note 11.

  (v) NEW ACCOUNTING PRONOUNCEMENTS.

     As of February 20, 2004, no standard setting body or authoritative body has established new accounting pronouncements or changes to existing accounting pronouncements that would have a material impact to Orion Power's results of operations, financial position or cash flows, for which Orion Power had not already adopted and/or disclosed elsewhere in these notes.

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

(3) RELATED PARTY TRANSACTIONS

     The consolidated financial statements include significant transactions between Orion Power and Reliant Resources and its other subsidiaries. The majority of these transactions involve the purchase or sale of energy, capacity, ancillary services, fuel, emissions allowances or related derivatives or services (including transportation, transmission and storage services) by Reliant Energy Services, Inc. (Reliant Energy Services), a wholly-owned subsidiary of Reliant Resources, from or to Orion Power. The following describes related party agreements and transactions:

     Support Services Agreement. On October 28, 2002, Orion Power entered into a services arrangement with Reliant Energy Wholesale Service Company (REWSC), a wholly-owned subsidiary of Reliant Resources. REWSC allocates certain support services costs to Orion Power based on Orion Power's direct labor costs relative to the direct labor costs of other entities to which REWSC provides similar services. Management believes this method of allocation is reasonable. These allocations are not necessarily indicative of what would have been incurred had Orion Power been an unaffiliated entity. Orion MidWest and Orion NY may only pay a fixed amount for certain of these services due to contractual restrictions. The excess of the allocated amount over the fixed amount has been recorded as a non-cash equity contribution to Orion Power from Reliant Resources. REWSC billed Orion MidWest and Orion NY approximately $3 million collectively, which was included in general, administrative and development expense for the period from October 28, 2002 through December 31, 2002. In 2003, the amount of support services costs allocated to Orion Power on this basis by REWSC was $84 million, of which $14 million was billed to Orion Power and $70 million was recorded as a non-cash equity contribution from Reliant Resources.

     Services Agreements. On October 28, 2002, Orion Power entered into an agreement with Reliant Energy Services to provide support services to Orion Power Holdings' subsidiaries, Orion MidWest and Orion NY, and their respective subsidiaries. Under the support services agreement, Reliant Energy Services will assist the subsidiaries with the following: the sale and purchase of energy related products; the purchase and sale of electric transmission service; the sale and purchase of fuel related products and the sale of allowances for air emissions credits, in connection with the operation of the Orion MidWest and Orion NY electric generating facilities. In addition, Reliant Energy Services will assist in the administration and management of the energy and fuel related products such as scheduling and dispatch of energy related products and scheduling and nomination of fuel related products. These arrangements are provided for a flat monthly fee payable to Reliant Energy Services, plus out-of-pocket costs and expenses and will continue until 60 days after the final maturity date of the Orion MidWest and Orion NY credit agreements which mature in October 2005. From February 20, 2002 through October 27, 2002, these services were provided under a previous agreement entered into at the time of the Merger. Purchases from Reliant Energy Services, recorded in fuel expense and purchased power expense, were $99 million and $43 million and $145 million and $25 million for February 20, 2002 through December 31, 2002, and 2003, respectively. Sales to Reliant Energy Services, recorded in revenue, were $20 million and $33 million and for February 20, 2002 through December 31, 2002 and 2003, respectively.

     Technical Services Arrangement. As of July 1, 2002, REWSC agreed to provide personnel and technical services as required to the operating services subsidiaries of Orion Power Holdings under an informal agreement. These services assure that facilities are properly operated and maintained. Amounts incurred under this agreement for February 20, 2002 through December 31, 2002 and 2003 were approximately $3 million and $6 million, respectively, and were included in operations and maintenance expense.

     Liberty Station Agency Letter Agreement. Effective February 19, 2002, Liberty Electric Power, LLC (LEP) entered into an agency agreement with Reliant Energy Services wherein, Reliant Energy Services will act as an agent in certain transactions (purchase of station energy, scheduling and dispatching

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES services) with PJM Interconnection, LLC (PJM) on behalf of LEP. This agreement provides for reimbursement to Reliant Energy Services of amounts paid to PJM on behalf of LEP. The agreement may be terminated by either party upon 10 days written notice. Amounts incurred under this agreement for February 20, 2002 through December 31, 2002 and 2003 were approximately $0 and $1 million, respectively, and were included in operations and maintenance expense. Although this agreement is still in place, there are no longer transactions entered into under it. Transactions are now conducted under the Liberty energy services agreement and gas purchase agreement, as described below.

     Liberty Energy Services Agreement and Gas Purchase Agreement. On August 20, 2003, LEP entered into an agreement with Reliant Energy Services to provide the following services to LEP: dispatching of the Liberty station; coordination with PJM; bidding of all energy related products from the Liberty station into PJM on behalf of LEP; and fuel scheduling, coordination with fuel transporters and management of any balancing agreements. Reliant Energy Services receives a flat monthly fee from LEP for providing these services in the amount of $0.1 million. The agreement had an initial term of 60 days and has been extended on a month-to-month basis. Amounts incurred in 2003 under this agreement were $0.4 million. In addition, on August 20, 2003, LEP and Reliant Energy Services entered into a Base Contract for Sale and Purchase of Natural Gas pursuant to which LEP buys natural gas from Reliant Energy Services. Liberty is required to pre-pay Reliant Energy Services at least monthly for all gas purchases. The contract had an initial term of 60 days and has been extended on a month-to-month basis. Amounts incurred under this agreement in 2003 were $20 million.

     Other. From February 20, 2002 through December 31, 2002 and during 2003, Reliant Resources made net equity contributions to Orion Power totaling $189 million and $81 million, respectively. For February 20, 2002 through December 31, 2002, the contributions were primarily to fund the redemption of the convertible senior notes, federal income taxes, working capital and interest on the senior notes, partially offset by a deemed distribution related to current federal income taxes of $73 million (see note 2(j)). For 2003, the net contributions were primarily composed of funding interest on the senior notes and support services allocations from REWSC, partially offset by deemed distributions related to current federal income taxes.

     In May 2003 and November 2003, Reliant Resources contributed $15 million and $20 million, respectively, to Orion Power, as a partial funding of the semi-annual interest payment of $24 million on the senior notes due in each of May 2003 and November 2003. While Reliant Resources has no obligation, it intends to contribute any funding shortfall for the semi-annual interest payments due in May 2004 and November 2004 should Orion Power Holdings' funds be insufficient. See note 7.

(4) BUSINESS ACQUISITIONS

  ACQUISITION BY RELIANT RESOURCES.

     In February 2002, Reliant Resources acquired all of Orion Power's outstanding shares of common stock for an aggregate purchase price of $2.9 billion. Reliant Resources funded the acquisition with a $2.9 billion credit facility and $41 million of cash on hand.

     Reliant Resources accounted for the acquisition as a purchase with assets and liabilities reflected at their estimated fair values. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill for $1.3 billion. The fair value adjustments have been pushed down to Orion Power from Reliant Resources and primarily included adjustments in property, plant and equipment, goodwill, contractual rights and obligations, severance liabilities, debt, unrecognized pension and postretirement benefits liabilities and related deferred taxes. These fair value adjustments were finalized in February 2003, based on final valuations of property, plant and equipment, intangible assets and other assets and

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES obligations. There were no additional material modifications to the preliminary adjustments from December 31, 2002.

     Reliant Resources' net purchase price allocated to Orion Power's book value was as follows, in millions:

                                                              PURCHASE PRICE
                                                                ALLOCATION
                                                              --------------
Current assets..............................................     $   636
Property, plant and equipment...............................       3,823
Goodwill....................................................       1,324
Other intangibles...........................................         477
Other long-term assets......................................         103
                                                                 -------
  Total assets acquired.....................................       6,363
                                                                 -------
Current liabilities.........................................      (1,777)
Current contractual obligations.............................         (29)
Long-term contractual obligations...........................         (86)
Long-term debt..............................................      (1,006)
Other long-term liabilities.................................        (501)
                                                                 -------
  Total liabilities assumed.................................      (3,399)
                                                                 -------
     Net assets acquired....................................     $ 2,964
                                                                 =======

     Adjustments to property, plant and equipment and other intangibles, excluding contractual rights, are based primarily on valuation reports prepared by independent appraisers and consultants.

     The following factors contributed to the recognized goodwill of $1.3 billion: commercialization value attributable to Reliant Resources' trading capabilities, commercialization and synergy value associated with fuel procurement in conjunction with Reliant Resources' existing generating plants in the region, Reliant Resources' entry into the New York power market, general and administrative cost synergies with Reliant Resources' existing PJM power market generating assets, and Reliant Resources' risk diversification value due to increased scale, fuel supply mix and the nature of the acquired assets. Of the resulting goodwill, only $105 million was deductible for United States income tax purposes. See note 5 for a discussion of the subsequent goodwill impairment in 2003.

     The components of other intangible assets and the related weighted average amortization period consist of the following, as of the acquisition date:

                                                                           WEIGHTED AVERAGE
                                                          PURCHASE PRICE     AMORTIZATION
                                                            ALLOCATION      PERIOD (YEARS)
                                                          --------------   ----------------
                                                          (IN MILLIONS)
Air emission regulatory allowances......................       $314               38
Contractual rights......................................        106                8
Federal Energy Regulatory Commission (FERC) licenses....         57               38
                                                               ----
  Total.................................................       $477
                                                               ====

     There was no allocation of purchase price to any intangible assets that are not subject to amortization. See note 5 for further discussion of goodwill and intangible assets.

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

     The following table presents selected financial information and unaudited pro forma information for 2001 and 2002, as if the acquisition had occurred on January 1, 2001 and 2002, as applicable:

                                                  YEAR ENDED          JANUARY 1, 2002 THROUGH
                                               DECEMBER 31, 2001         FEBRUARY 19, 2002
                                            -----------------------   -----------------------
                                            AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                            -----------   ---------   -----------   ---------
                                                              (IN MILLIONS)
Revenues..................................    $1,190       $1,168        $122         $107
Net income (loss).........................       101          104         (52)         (56)

     These unaudited pro forma results, based on assumptions deemed appropriate, have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted if the acquisition by Reliant Resources had occurred on January 1, 2001 and 2002, as applicable. Purchase-related adjustments to the results of operations include the effects on revenues, fuel expense, depreciation and amortization, interest expense, interest income and income taxes. Adjustments that affected revenues and fuel expense were a result of the amortization of contractual rights and obligations relating to the applicable power and fuel contracts that were in existence at January 1, 2001 and 2002, as applicable. Such amortization included in the pro forma results above was based on the value of the contractual rights and obligations at February 19, 2002. The amounts applicable to 2002 were retroactively applied to January 1, 2002 through February 19, 2002 to arrive at the pro forma effect on that period. The unaudited pro forma financial information presented above reflects the acquisition by Reliant Resources in accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142. See notes 2(g) and 5.

  FORMER ORION ACQUISITION.

     The acquisition described below occurred prior to the Merger with Reliant Resources and amounts described may have been adjusted as a result of the Merger discussed above or are no longer applicable.

  COMPETITIVE POWER VENTURES -- ATLANTIC.

     In October 2001, Orion Power purchased one combined-cycle power project located in Florida from Competitive Power Ventures Holdings, LLC, a subsidiary of Competitive Power Ventures, Inc., for approximately $26 million in cash (Atlantic Project). This was a 250 megawatt development project located near Palm Beach with substantial expansion capability. During 2002, as a result of the acquisition by Reliant Resources, Orion Power decided to cancel the 250 megawatt Atlantic Project because of capital market and economic considerations.

     The acquisition was recorded under the purchase method of accounting. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition. The allocation of the purchase price is as follows:

                                                              PURCHASE PRICE
                                                                ALLOCATION
                                                              --------------
                                                              (IN MILLIONS)
Current assets..............................................       $ 5
Property, plant and equipment...............................        21
                                                                   ---
  Net assets acquired.......................................       $26
                                                                   ===

(5) GOODWILL AND INTANGIBLES

     In July 2001, the FASB issued SFAS No. 142, which states that goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed periodically for impairment and charged to results of operations in periods in which the recorded value of goodwill and

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES certain intangibles with indefinite lives exceeds their fair values. Orion Power adopted the provisions of the statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001 on January 1, 2002, and thus Orion Power discontinued amortizing goodwill into its results of operations. A reconciliation of 2001 reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization with a comparison to 2002 and 2003 follows:

                                             FORMER ORION           |          CURRENT ORION
                                   -------------------------------- | --------------------------------
                                    YEAR ENDED     JANUARY 1, 2002  | FEBRUARY 20, 2002    YEAR ENDED
                                   DECEMBER 31,        THROUGH      |      THROUGH        DECEMBER 31,
                                       2001       FEBRUARY 19, 2002 | DECEMBER 31, 2002       2003
                                   ------------   ----------------- | -----------------   ------------
                                                              (IN MILLIONS)
                                                                    |
Reported net income (loss).......     $ 101             $(52)       |       $(257)           $(556)
Add: Goodwill amortization, net                                     |
  of tax.........................         1               --        |          --               --
                                      -----             ----        |       -----            -----
Adjusted net income (loss).......     $ 102             $(52)       |       $(257)           $(556)
                                      =====             ====        |       =====            =====
Adjusted basic and diluted                                          |
  earnings per share(1):                                            |
  Basic EPS......................     $1.02                         |
  Diluted EPS....................      0.97                         |

---------------

(1) Earnings per share were not affected by the exclusion of goodwill amortization due to the immaterial nature of the amount in 2001. As of the Merger date all the shares were purchased by Reliant Resources as such, no earnings per share data is presented subsequent to the Merger date.

     Intangibles.  Other intangible assets consist of the following:

                                                         DECEMBER 31, 2002         DECEMBER 31, 2003
                                   WEIGHTED AVERAGE   -----------------------   -----------------------
                                     AMORTIZATION     CARRYING   ACCUMULATED    CARRYING   ACCUMULATED
                                    PERIOD (YEARS)     AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                                   ----------------   --------   ------------   --------   ------------
                                                              (IN MILLIONS)
Air emissions regulatory
  allowances.....................          38           $325         $(26)       $ 375        $ (46)
Contractual rights...............           8            106          (26)         105          (54)
FERC licenses....................          38             57           (1)          57           (3)
                                                        ----         ----        -----        -----
  Total..........................                       $488         $(53)       $ 537        $(103)
                                                        ====         ====        =====        =====

     Orion Power's measurement of the fair value of other intangibles, except contractual rights, was determined by Orion Power with the assistance of an independent third party appraiser based on a weighted average approach considering both an income approach, using future discounted cash flows, and a market approach, using acquisition multiples, including price per megawatt, based on publicly available data for recently completed transactions.

     Orion Power recognizes specifically identifiable intangibles, including air emissions regulatory allowances it has been issued or those it is entitled to be allocated during the remaining useful lives of the plants, contractual rights and obligations and FERC licenses for its hydroelectric plants, when specific rights and contracts are acquired. Orion Power amortizes air emissions regulatory allowances on a units-of-production basis as utilized. The amortization of other intangibles, including FERC licenses, but excluding contractual rights, are recorded on a straight-line basis over the lesser of their contractual or estimated useful lives. Orion Power has no intangible assets, other than goodwill, with indefinite lives recorded as of December 31, 2003. Therefore, all intangibles, except goodwill, are subject to amortization.

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

     Estimated amortization expense, excluding contractual rights and obligations (see below), for the next five years is as follows (in millions):

2004........................................................  $36
2005........................................................   19
2006........................................................   15
2007........................................................   13
2008........................................................   11
                                                              ---
  Total.....................................................  $94
                                                              ===

     In connection with the Merger, Orion Power recorded the fair value of certain fuel and power contracts acquired. Orion Power estimated the fair value of the contracts using forward pricing curves as of the acquisition date over the life of each contract. Those contracts with positive fair value at the date of acquisition (contractual rights) were recorded to intangible assets and those contracts with negative fair values at the date of acquisition (contractual obligations) were recorded to other long-term liabilities in the consolidated balance sheet.

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

     Orion Power amortized $26 million and $29 million of contractual rights and contractual obligations, respectively, for a net amount of $3 million, for February 20, 2002 through December 31, 2002. Orion Power amortized $28 million and $33 million of contractual rights and contractual obligations, respectively, for a net amount of $5 million during 2003. Estimated amortization of contractual rights and contractual obligations, excluding Liberty's terminated tolling agreement (see notes 7(a) and 14(b)), for the next five years is as follows:

                                                     CONTRACTUAL   CONTRACTUAL   NET INCREASE
                                                       RIGHTS      OBLIGATIONS    IN INCOME
                                                     -----------   -----------   ------------
                                                                  (IN MILLIONS)
2004...............................................      $17          $(31)          $14
2005...............................................       --            (9)            9
2006...............................................       --            (3)            3
2007...............................................       --            (1)            1
2008...............................................       --            (1)            1
                                                         ---          ----           ---
  Total............................................      $17          $(45)          $28
                                                         ===          ====           ===

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

     Goodwill. The following table shows the composition of goodwill for January 1, 2002 through February 19, 2002, February 20, 2002 through December 31, 2002 and 2003:

                                             FORMER ORION     |           CURRENT ORION
                                           -----------------  |  --------------------------------
                                            JANUARY 1, 2003   |  FEBRUARY 20, 2002    YEAR ENDED
                                                THROUGH       |       THROUGH        DECEMBER 31,
                                           FEBRUARY 19, 2002  |  DECEMBER 31, 2002       2003
                                           -----------------  |  -----------------   ------------
                                             (IN MILLIONS)    |           (IN MILLIONS)
                                                              |
Beginning balance........................        $102         |       $1,324            $ 986
Impairment...............................          --         |         (338)            (585)
Other(1).................................          --         |           --               (6)
                                                 ----         |       ------            -----
Ending balance...........................        $102         |       $  986            $ 395
                                                 ====         |       ======            =====

---------------

(1) Fair value adjustments related to the Merger were finalized in February 2003. See note 4.

     As of December 31, 2002 and 2003, Orion Power had $105 million and $95 million, respectively, of net goodwill recorded in the consolidated balance sheets that is deductible for United States income tax purposes for future periods.

     SFAS No. 142 requires goodwill to be tested at least annually and more frequently in certain circumstances. The date of Orion Power's annual impairment test was November 1 for 2002 and 2003. A goodwill impairment test is performed in two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds the fair value, a second step is performed, which compares the implied fair value of the applicable reporting unit's goodwill to the carrying amount of that goodwill, to measure the amount of the goodwill impairment, if any.

     2002 Annual Goodwill Impairment Test. Orion Power performed an annual impairment test in 2002 effective November 1, 2002. Based on the fair values determined by management, with the assistance of an independent appraiser, Orion Power recorded an impairment of $338 million in the fourth quarter of 2002. The circumstances leading to the impairment include: a decline in recent acquisition multiples (price per megawatt) for comparable assets sold due to a significant increase in the number of assets held for sale across the market as energy companies attempt to address capital and liquidity concerns; the constrained development of efficient unregulated markets in which we operate due to regulatory, capital and liquidity concerns; weaker prices for electric energy, capacity and ancillary services; and market contraction.

     July 2003 Goodwill Impairment Test. On July 9, 2003, Reliant Resources entered into a definitive agreement to sell a power generation plant, Desert Basin. The sale closed in October 2003. Orion Power did not own the plant. As a result of the sale, Reliant Resources was required to allocate a portion of the goodwill in the wholesale energy reporting unit to the Desert Basin plant operations on a relative fair value basis as of July 2003 in order to compute the gain or loss on disposal. Reliant Resources was also required to test the recoverability of goodwill in the remaining wholesale energy reporting unit as of July 2003.

     As a result of the July 2003 test, Orion Power recognized an impairment of $585 million (pre-tax and after-tax) in the third quarter of 2003. This impairment was due to a decrease in the estimated fair value of Orion Power. This change in fair value was primarily due to: reduced projected commercialization opportunities related to its power generation assets; lower projected regulatory capacity values due to the lack of development of appropriate market structures and a lower outlook for revenues from existing regulatory capacity markets; reduced long-term margins from its existing portfolio as a result of lowering the estimates of the margins required to induce new capacity to enter the markets; lower market and comparable public company values data; and the level of working capital; partially offset by reductions in

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

Orion Power's projected commercial, operational and support groups costs and lower projected operations and maintenance expense.

     2003 Annual Goodwill Impairment Tests. Orion Power performed its annual goodwill impairment test effective November 1, 2003 and determined that no additional impairments of goodwill had occurred since July 2003.

     Estimation of Fair Value. Orion Power estimates reporting unit fair value based on a number of subjective factors, including: (a) appropriate weighting of valuation approaches (income approach, market approach and comparable public company approach), (b) projections about future power generation margins, (c) estimates of future cost structure, (d) discount rates for Orion Power's estimated cash flows, (e) selection of peer group companies for the public company approach, (f) required level of working capital, (g) assumed terminal value and (h) time horizon of cash flow forecasts.

     The income approach used in the analyses is a discounted cash flow analysis based on Orion Power's internal forecasts and contains numerous assumptions made by management and the independent appraiser, any of which if changed could significantly affect the outcome of the analyses. Orion Power believes the income approach is the most subjective of the approaches.

     Management has determined the fair value of Orion Power, with the assistance of an independent appraiser. In determining the fair value of Orion Power in 2003, the following key assumptions were made: (a) the markets in which Orion Power operates will continue to be deregulated; (b) demand for electricity will grow, which will result in lower reserve margins; (c) there will be a recovery in electricity margins over time to a level sufficient such that companies building new generation facilities can earn a reasonable rate of return on their investment and (d) the economics of future construction of new generation facilities will likely be driven by regulated utilities. As part of this process, all of Orion Power's power generation facilities and those of others in the regions in which Orion Power operates were modeled. The following table summarizes certain of these significant assumptions:

                                                             NOVEMBER   JULY   NOVEMBER
                                                               2002     2003     2003
                                                             --------   ----   --------
Number of years used in internal cash flow analysis........     15       15       15
EBITDA multiple for terminal values........................    7.5      7.5      7.5
Risk-adjusted discount rate for estimated cash flows.......    9.0%     9.0%     9.0%
Average anticipated growth rate for demand in power(1).....    2.0%     2.0%     2.0%
After-tax return on investment for new investment(2).......    9.0%     7.5%     7.5%

---------------

(1) Depending on the region, the specific rate is projected to be somewhat higher or lower.

(2) Based on the assumption in 2003 that regulated utilities will be the primary drivers underlying the construction of new generation facilities, Orion Power has assumed that the after-tax return on investment will yield a return representative of a regulated utility's cost of capital (7.5%) rather than that of an independent power producer (9.0%). Based on changes in assumed market conditions, including regulatory rules, Orion Power has changed the projected time horizon for substantially achieving the after-tax return on investment to 2008-2012 (depending on region). Formerly, Orion Power had assumed that the time horizon for substantially achieving this rate of return was 2006-2010.

     Potential Future Impairments of Goodwill. Because Orion Power recognized a goodwill impairment in 2003, in the near future, if actual results of operations are worse than projected or Orion Power's market outlook changes negatively, Orion Power could have additional impairments of goodwill that would need to be recognized. In addition, ongoing evaluations of the wholesale energy business could result in decisions to mothball, retire or dispose of additional generation assets, any of which could result in additional impairment charges related to goodwill, impact Orion Power's fixed assets' depreciable lives or result in fixed asset impairment charges.

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

(6) DERIVATIVE INSTRUMENTS

     Orion Power is exposed to various market risks. These risks arise from the ownership of assets and operation of the business. To the extent permitted by the Orion MidWest and Orion NY credit agreements, Orion Power utilizes derivative instruments such as futures, physical forward contracts and swaps to mitigate the impact of changes in electricity, natural gas and fuel prices on Orion Power's operating results and cash flows. Orion Power utilizes interest rate swaps to mitigate the impact of changes in interest rates and other financial instruments to manage various other market risks.

     Reliant Resources has a risk control framework, which Orion Power is subject to, designed to monitor, measure and define appropriate transactions to hedge and manage the risk in its existing portfolio of assets and contracts and to authorize new transactions. These risks fall into three different categories: market risk, credit risk and operational risk. Orion Power believes that it has effective procedures for evaluating and managing these risks to which it is exposed. Key risk control activities include definition of appropriate transactions for hedging, credit review and approval, credit and performance risk measurement and monitoring, validation of transactions, portfolio valuation and daily portfolio reporting including mark-to-market valuation, value-at-risk and other risk measurement metrics. Orion Power seeks to monitor and control its risk exposures through a variety of separate but complementary processes and committees, which involve business unit management, senior management and Reliant Resources' board of directors.

     Derivatives primarily used by Orion Power are described below:

     - Futures contracts are exchange-traded standardized commitments to purchase or sell an energy commodity or financial instrument, or to make a cash settlement, at a specific price and future date.

     - Physical forward contracts are commitments to purchase or sell energy commodities in the future.

     - Swap agreements require payments to or from counterparties based upon the differential between a fixed price and variable index price (fixed price swap) or two variable index prices (variable price swap) for a predetermined contractual notional amount. The respective index may be an exchange quotation or an industry pricing publication.

     - Option contracts convey the right to buy or sell an energy commodity or a financial instrument at a predetermined price or settlement of the differential between a fixed price and a variable index price or two variable index prices.

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

     Derivative assets and liabilities at December 31, 2002 and 2003 are as follows:

                                           ASSETS              LIABILITIES
                                     -------------------   -------------------    NET ASSETS
                                     CURRENT   LONG-TERM   CURRENT   LONG-TERM   (LIABILITIES)
                                     -------   ---------   -------   ---------   -------------
                                                           (IN MILLIONS)
DECEMBER 31, 2002:
Derivative activities:
  Cash flow hedges -- offset to
     accumulated other
     comprehensive income (loss):
     Commodity.....................    $ 4        $ 6       $ (3)      $ --          $  7
     Interest......................     --         --        (21)       (26)          (47)
                                       ---        ---       ----       ----          ----
       Total.......................      4          6        (24)       (26)          (40)
  Derivatives marked to market
     through earnings..............      5          1         (1)        (1)            4
                                       ---        ---       ----       ----          ----
       Total derivative assets and
          liabilities..............    $ 9        $ 7       $(25)      $(27)         $(36)
                                       ===        ===       ====       ====          ====
DECEMBER 31, 2003:
Derivative activities:
  Cash flow hedges -- offset to
     accumulated other
     comprehensive income (loss):
     Commodity.....................    $17        $10       $ --       $ --          $ 27
     Interest......................     --         --        (18)       (17)          (35)
                                       ---        ---       ----       ----          ----
       Total.......................     17         10        (18)       (17)           (8)
  Derivatives marked to market
     through earnings..............      6          2         (1)        --             7
                                       ---        ---       ----       ----          ----
       Total derivative assets and
          liabilities..............    $23        $12       $(19)      $(17)         $ (1)
                                       ===        ===       ====       ====          ====

  (a) DERIVATIVE ACTIVITIES.

     To reduce the risk from market fluctuations in the results of operations and the resulting cash flows, Orion Power may enter into energy derivatives in order to hedge some expected purchases of electric power, natural gas and other commodities and sales of electric power (energy derivatives) to the extent permitted by the Orion MidWest and Orion NY credit agreements. The energy derivative portfolios are managed to complement the Orion Power asset portfolio, reducing overall risks.

     The fair values of Orion Power's derivative activities as of December 31, 2002 and 2003, are determined by (a) prices actively quoted, (b) prices provided by other external sources or (c) prices based on models and other valuation methods.

     Cash flow hedge ineffectiveness for 2001, for January 1, 2002 through February 19, 2002, February 20, 2002 through December 31, 2002 and 2003 was immaterial. In addition, no component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness for January 1, 2002 through February 19, 2002, February 20, 2002 through December 31, 2002 and 2003.

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

     Below is a reconciliation of Orion Power's net derivative assets (liabilities) to accumulated other comprehensive income (loss), net of tax, as of December 31, 2002 and 2003:

                                                                  AS OF
                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2003
                                                              -----   -----
                                                              (IN MILLIONS)
Net derivative liabilities..................................  $(36)    $(1)
Derivatives not designated as cash flow hedges..............    (4)     (7)
Deferred tax assets attributable to accumulated other
  comprehensive loss on cash flow hedges....................    17       3
                                                              ----     ---
Accumulated other comprehensive loss from derivative
  instruments, net of tax(1)................................  $(23)    $(5)
                                                              ====     ===

---------------

(1) As of December 31, 2003, Orion Power expects $1 million of accumulated other comprehensive loss to be reclassified into the results of operations during 2004.

     As of December 31, 2002 and 2003, the maximum length of time Orion Power is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding the payment of variable interest on existing financial instruments, is three years and two years, respectively. As of December 31, 2002 and 2003, the maximum length of time Orion Power is hedging its exposure to the payment of variable interest rates is seven years and six years, respectively.

     For a discussion of Orion Power's interest rate derivative instruments designated as cash flow hedges, see note 7(b).

  (b) CREDIT RISK.

     Credit risk is inherent in Orion Power's commercial activities and relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. Reliant Resources has broad credit policies and parameters, to which Orion Power is subject. Orion Power seeks to enter into contracts that permit it to net receivables and payables with a given counterparty. Orion Power also enters into contracts that enable it to obtain collateral from a counterparty as well as to terminate upon occurrence of certain events of default. The credit risk control organization establishes counterparty credit limits. Reliant Resources employs tiered levels of approval authority for counterparty credit limits, with authority increasing from the credit risk control organization through senior management. Credit risk exposure is monitored daily and the financial condition of Orion Power's counterparties is reviewed periodically.

     If any of Orion Power's counterparties failed to perform, Orion Power might be forced to acquire alternative hedging arrangements or be required to replace the underlying commitment at then-current market prices. In this event, Orion Power might incur additional losses in addition to amounts owed to us by the counterparty. For information regarding the tolling agreement related to Liberty, see note 14(b).

     For counterparties representing greater than 10% of Orion Power's total credit exposure, see note 2(r).

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

(7) CREDIT FACILITIES, NOTES AND OTHER DEBT

     The following table presents the debt outstanding to third parties as of December 31, 2002 and 2003:

                                                               DECEMBER 31,
                           -------------------------------------------------------------------------------------
                                             2002                                        2003
                           -----------------------------------------   -----------------------------------------
                           WEIGHTED AVERAGE                            WEIGHTED AVERAGE
                           STATED INTEREST                             STATED INTEREST
                               RATE(1)        LONG-TERM   CURRENT(2)       RATE(1)        LONG-TERM   CURRENT(2)
                           ----------------   ---------   ----------   ----------------   ---------   ----------
                                                   (IN MILLIONS, EXCEPT INTEREST RATES)
BANKING OR CREDIT
  FACILITIES AND NOTES
Orion Power Holdings
  senior notes...........       12.00%         $  400        $ --           12.00%         $  400        $ --
Orion MidWest and Orion
  NY term loans..........        3.96           1,211         109            3.93           1,093         125
Orion MidWest revolving
  working capital
  facility...............        3.92              --          51              --              --          --
Orion NY revolving
  working capital
  facility...............          --              --          --              --              --          --
Liberty credit agreement:
  Floating rate debt.....        3.02              --         103(3)         2.40              --          97(3)
  Fixed rate debt........        9.02              --         165(3)         9.02              --         165(3)
OTHER
Adjustment to fair value
  of debt(4).............          --              66           8              --              58           8
Adjustment to fair value
  of interest rate
  swaps(4)...............          --              46          18              --              34          13
Capital lease............        6.20               1          --            6.20               1          --
                                               ------        ----                          ------        ----
  Total debt.............                      $1,724        $454                          $1,586        $408
                                               ======        ====                          ======        ====

---------------

(1) The weighted average stated interest rate is for borrowings outstanding as of December 31, 2002 or 2003, as applicable.

(2) Includes amounts due within one year of the date noted, as well as loans outstanding under revolving and working capital facilities classified as current liabilities.

(3) The entire balance outstanding under this credit agreement has been classified as current as of December 31, 2002 and 2003. Included in the outstanding amount as of December 31, 2003, is $2 million and $2 million of scheduled principal payments, which were due in October 2003 and January 2004, respectively, for which no payment has been made. As interest payments due in October 2003 and January 2004 were deferred, additional interest will be charged on the past due interest amounts. Of the amount shown as current under the Liberty credit agreement, $11 million matures within 12 months of December 31, 2003. See below and note 14(b) for further discussion.

(4) As a result of the Merger, debt and interest rate swaps were adjusted to fair market value as of the acquisition date. Included in the adjustment to fair value of debt is $74 million and $66 million related to the Orion Power Holdings senior notes as of December 31, 2002 and 2003, respectively. Included in the adjustment to fair value of interest rate swaps is $42 million and $22 million related to the Orion MidWest and Orion NY credit facilities, respectively, as of December 31, 2002. Included in the adjustment to fair value of interest rate swaps is $28 million and $19 million related to the Orion MidWest and Orion NY credit facilities, respectively, as of December 31, 2003. Included in interest expense is amortization of $5 million and $8 million for valuation adjustments for debt and $25 million and $17 million for valuation adjustments for interest rate swaps, respectively, for 2002 and 2003, respectively. These valuation adjustments are being amortized over the respective remaining terms of the related financial instruments.

     Restricted Net Assets of Subsidiaries. Certain of Orion Power Holdings' subsidiaries have effective restrictions on their ability to pay dividends or make intercompany loans and advances pursuant to their

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES financing arrangements. The amount of restricted net assets of Orion Power Holdings' subsidiaries as of December 31, 2003 are approximately $2.7 billion. Such restrictions are on the net assets of Orion Capital, Liberty and LEP. Orion MidWest and Orion NY are indirect wholly-owned subsidiaries of Orion Capital.

     Maturities. As of December 31, 2003, maturities of all facilities and other debt were as follows (in millions):

2004........................................................  $  136(1)
2005........................................................   1,102(1)
2006........................................................      10(1)
2007........................................................      10(1)
2008........................................................      11(1)
2009 and thereafter.........................................     612(1)
                                                              ------
  Subtotal..................................................   1,881
Other items included in debt................................     113
                                                              ------
  Total debt................................................  $1,994
                                                              ======

---------------

(1) Included in the amounts for years 2004, 2005, 2006, 2007, 2008 and 2009 and thereafter are $11 million, $9 million, $10 million, $10 million, $11 million and $211 million, respectively, related to the Liberty credit agreement and which have all been classified as current liabilities in the consolidated balance sheet as of December 31, 2003. See below and note 14(b) for further discussion.

     Debt Covenant Compliance. Orion Power was in compliance with all of its debt covenants as of December 31, 2003, other than under the Liberty credit agreement. See below for further discussion.

  (a) BANKING OR CREDIT FACILITIES AND NOTES.

     The following table provides a summary of the amounts owed and amounts available as of December 31, 2003 under Orion Power's various committed credit facilities and notes:

                                                                         COMMITMENTS
                                TOTAL                                    EXPIRING BY
                              COMMITTED   DRAWN    LETTERS OF   UNUSED   DECEMBER 31,   PRINCIPAL AMORTIZATION AND
                               CREDIT     AMOUNT     CREDIT     AMOUNT       2004       COMMITMENT EXPIRATION DATE
                              ---------   ------   ----------   ------   ------------   --------------------------
                                                                 (IN MILLIONS)
Orion Power Holdings senior
  notes.....................   $  400     $ 400       $--        $--         $ --       May 2010
Orion MidWest and Orion NY
  term loans................    1,218     1,218        --         --          125       March 2004 - October 2005
Orion MidWest revolving
  working capital
  facility..................       75        --        16         59           --       October 2005
Orion NY revolving working
  capital facility..........       30        --         7         23           --       October 2005
Liberty credit agreement....      284       262        17(1)       5(2)        11       January 2004 - April 2026
                               ------     ------      ---        ---         ----
  Total.....................   $2,007     $1,880      $40        $87         $136
                               ======     ======      ===        ===         ====

---------------

(1) With consent of the lenders, Liberty has chosen to defer the principal and interest payments due October 2003 rather than draw on the $17 million letter of credit posted as debt service reserve. See below and note 14(b) for further discussion.

(2) As discussed below and in note 14(b), this amount is currently not available to Liberty.

     Orion Power Holdings Senior Notes. Orion Power Holdings has outstanding $400 million aggregate principal amount of 12% senior notes. In connection with the Merger, Orion Power Holdings recorded the senior notes at an estimated fair value of $479 million. The $79 million premium is being amortized to

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES interest expense using the effective interest rate method over the life of the senior notes. The fair value of the senior notes was based on Reliant Resources' incremental borrowing rates for similar types of borrowing arrangements as of the acquisition date. The senior notes are senior unsecured obligations of Orion Power Holdings. Orion Power Holdings is not required to make any mandatory redemption or sinking fund payments with respect to the senior notes. However, if at the time such principal or interest are due, dividends, loans or advances are restricted under the Orion MidWest and Orion NY credit agreements, and funds generated from Orion Power Holdings' other subsidiaries or from other sources are insufficient, payment default under Orion Powers Holdings' senior notes may occur unless Reliant Resources elects to invest additional funds in Orion Power Holdings, which it is not obligated to do. The senior notes are not guaranteed by any of Orion Power Holdings' subsidiaries. The senior notes indenture contains covenants, which bind Orion Power Holdings and certain of its subsidiaries, that include, among others, restrictions on (a) the payment of dividends, (b) the incurrence of indebtedness and the issuance of preferred stock, (c) investments, (d) asset sales, (e) liens, (f) transactions with affiliates, (g) engaging in unrelated businesses and (h) sale and leaseback transactions. See note 3.

     Orion MidWest and Orion NY Credit Agreements. During October 2002, the Orion Power Holdings revolving credit facility was prepaid and terminated, and Orion Power refinanced the Orion MidWest and Orion NY credit agreements. In connection with these refinancings, Orion Power applied excess cash of $145 million to prepay and terminate the Orion Power Holdings revolving credit facility and to reduce the term loans and revolving working capital facilities at Orion MidWest and Orion NY. As of the refinancing date, the amended and restated Orion MidWest credit agreement included a term loan of approximately $974 million and a $75 million revolving working capital facility. As of the refinancing date, the amended and restated Orion NY credit agreement included a term loan of approximately $353 million and a $30 million revolving working capital facility. As of December 31, 2002 and 2003, Orion MidWest had $969 million and $884 million, respectively, of term loans outstanding. As of December 31, 2002 and 2003, Orion NY had $351 million and $334 million, respectively, of term loans outstanding. The refinancing included an extension of the maturities of the Orion MidWest and Orion NY credit agreements by three years to October 2005.

     The loans under each facility bear interest at LIBOR plus a margin or at a base rate plus a margin. The LIBOR margin is 2.75% as of December 31, 2003 and increases to 3.25% in April 2004 and 3.75% in October 2004. The base rate margin is 1.75% as of December 31, 2003 and increases to 2.25% in April 2004 and 2.75% in October 2004.

     The amended and restated Orion MidWest credit agreement is secured by a first lien on substantially all of the assets of Orion MidWest and its subsidiary. Orion NY and its subsidiaries are guarantors of the Orion MidWest obligations under the amended and restated Orion MidWest credit agreement. A substantial portion of the assets of Orion NY and its subsidiaries (excluding certain plants) are pledged, via a second lien, as collateral for this guarantee. The amended and restated Orion NY credit agreement is, in turn, secured by a first lien on a substantial portion of the assets of Orion NY and its subsidiaries (excluding certain plants). Orion MidWest and its subsidiary are guarantors of the Orion NY obligations under the amended and restated Orion NY credit agreement. Substantially all of the assets of Orion MidWest and its subsidiary are pledged, via a second lien, as collateral for this guarantee. Orion MidWest's and Orion NY's obligations under the respective agreements are non-recourse to Orion Power Holdings.

     Both the Orion MidWest and Orion NY credit agreements contain affirmative and negative covenants, including negative pledges, that must be met by each borrower under its respective facility to borrow funds or obtain letters of credit, and which require Orion MidWest and Orion NY to maintain a combined debt service coverage ratio of 1.5 to 1.0. These covenants are not anticipated to materially restrict either borrower's ability to borrow funds or obtain letters of credit. The agreements also provide for any available

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES cash at one borrower to be made available to the other borrower to meet shortfalls in the other borrower's ability to make certain payments, including operating costs. This is effected through distributions of such available cash to Orion Capital, a direct subsidiary of Orion Power Holdings formed in connection with the refinancing. Orion Capital, as indirect owner of each of Orion MidWest and Orion NY, can then contribute such cash to the other borrower. The ability of the borrowers to make dividends, loans or advances to Orion Power Holdings for interest payments or otherwise is restricted. In any event, no distributions may be made after October 28, 2004 until the earlier of maturity or retirement. No distributions are anticipated during the remaining terms of the credit agreements. Any restricted cash, which is not dividended, will be applied on a quarterly basis to prepay outstanding loans at Orion MidWest and Orion NY. See note 2(l) for a detail of restricted cash under the Orion MidWest and Orion NY credit agreements. In addition, the Orion MidWest and Orion NY credit agreements contain operational covenants governing the commercial terms of transactions to purchase or sell fuel and energy related products with Reliant Energy Services and third parties.

     Liberty Credit Agreement. In July 2000, LEP and Liberty, indirect wholly-owned subsidiaries of Orion Power Holdings, entered into a credit agreement, that provided for (a) a construction/term loan in an amount of up to $105 million, (b) an institutional term loan in an amount of up to $165 million,
(c) a debt service reserve letter of credit facility of $17 million, (d) a revolving working capital facility for an amount of up to $5 million and (e) an equity bridge loan in an amount of up to $41 million. In May 2002, the construction loans were converted to term loans. On the conversion date, Orion Power Holdings made the required cash equity contribution of $30 million into Liberty, which was used to repay a like amount of equity bridge loans advanced by the lenders. A related $41 million letter of credit furnished by Orion Power Holdings as credit support was canceled.

     The floating rate loans under the Liberty credit agreement bear interest at LIBOR plus a margin or a base rate plus margin. For the floating rate term loan, as of December 31, 2003, the LIBOR margin is 1.25% and increases to 1.375% in May 2005 and 1.625% in May 2008. As of December 31, 2003, the base rate margin is 0.25% and increased to 0.375% in May 2005 and 0.625% in May 2008. For the revolving working capital facility, as of December 31, 2003, the LIBOR margin is 1.25% and increases to 1.375% in May 2005. As of December 31, 2003, the base rate margin is 0.25% and increases to 0.375% in May 2005.

     The lenders under the Liberty credit agreement have a security interest in substantially all of the assets of Liberty and LEP. The outstanding borrowings related to the Liberty credit agreement are non-recourse to Orion Power Holdings and all other subsidiaries. The Liberty credit agreement contains affirmative and negative covenants, including a negative pledge that must be met to borrow funds or obtain letters of credit. Liberty is currently unable to access the revolving working capital facility. Additionally, the Liberty credit agreement restricts Liberty's ability to, among other things, make dividend distributions unless Liberty satisfies various conditions. See note 2(l) for a detail of restricted cash under the Liberty credit agreement.

     Given that Liberty is currently in default under the credit agreement, Orion Power has classified the debt as a current liability. Neither Orion Power Holdings nor any other of its subsidiaries is in default under other debt agreements due to the credit agreement default at Liberty. See note 14(b).

  (b) INTEREST RATE DERIVATIVE INSTRUMENTS.

     In connection with the Merger, the existing interest rate swaps for the Orion MidWest credit agreement and the Orion NY credit agreement were bifurcated into a debt component and a derivative component. The fair values of the debt components, approximately $59 million for the Orion MidWest credit agreement and $31 million for the Orion NY credit agreement, were based on Reliant Resources' incremental borrowing rates at the acquisition date for similar types of borrowing arrangements. The value

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES of the debt component is amortized to interest expense as interest rate swap payments are made. See note 6 regarding Orion Power's derivative financial instruments.

     Orion Power has entered into a number of interest rate swap contracts having an aggregate notional amount of $250 million as of December 31, 2002 and 2003, that hedge the floating interest rate risk associated with the floating rate long-term debt under the Orion NY credit agreement. As of December 31, 2003, floating rate LIBOR-based interest payments are exchanged for weighted fixed rate interest payments of 7.13% for the Orion NY credit agreement. Orion Power has entered into interest rate swap contracts having an aggregate notional amount of $600 million and $300 million as of December 31, 2002 and 2003, respectively, that hedge the floating interest rate risk associated with the floating rate long-term debt under the Orion MidWest credit agreement. As of December 31, 2003, floating rate LIBOR-based interest payments are exchanged for weighted fixed rate interest payments of 7.66% for the Orion MidWest credit agreement. These swaps qualify as cash flow hedges under SFAS No. 133 and the periodic settlements are recognized as an adjustment to interest expense in the consolidated statements of operations over the term of the swap agreements. See note 6 for further discussion of Orion Power's cash flow hedges.

(8) STOCKHOLDERS' EQUITY

     The Merger (see note 1) resulted in the purchase by Reliant Resources of all of Orion Power Holdings' outstanding shares of common stock. Subsequently, all of Orion Power Holdings' common stock was beneficially owned by Reliant Resources.

     In the Merger, a wholly-owned subsidiary of Reliant Resources (Merger Subsidiary) was merged into Orion Power Holdings. Orion Power Holdings was the surviving entity. In accordance with the Merger, effective on February 19, 2002, Orion Power Holdings converted each issued and outstanding share of common stock, par value $0.01, into the right to receive $26.80 per share in cash resulting in the cancellation of all issued and outstanding shares, warrants and options of Orion Power Holdings. Additionally, each share of common stock of Merger Subsidiary, par value $1.00 per share, issued and outstanding immediately prior to February 19, 2002 was converted into one share of common stock of Orion Power Holdings. As of December 31, 2002 and 2003, Orion Power had 1,000 shares authorized, issued and outstanding with a par value of $1.00 per share.

     The following describes Orion Power's equity transactions prior to the
Merger:

     The Second Amended and Restated Stockholder's Agreement (the Agreement) dated November 5, 1999 stated that at the time of a capital call, Orion Power Holdings would issue warrants to GS Capital Partners II, L.P. (GSCP) and Constellation Power Source, Inc. (CPS) for shares of Orion Power Holdings common stock in accordance with certain formulas, as defined in the Agreement. Under the terms of the original stockholder's agreement between CPS and GSCP, only GSCP was entitled to receive warrants. The warrants had an exercise price equal to the subscription price of the common stock ($10.00 or $15.50) and expire on the tenth anniversary of their issuance. The warrant holder may exercise the warrants for an equivalent number of shares of Orion Power Holdings common stock when accompanied by payment of the full exercise price. The warrant holder may also exercise the warrant without payment and would be entitled to a number of shares of Orion Power Holdings common stock equivalent to (a) the difference between the aggregate Current Market Price, as defined, less the aggregate exercise price, divided by (b) the Current Market Price of one share of common stock. As of December 31, 2001, 705,900 warrants had been issued to Constellation Holdings, Inc. No warrants had been exercised as of December 31, 2001. No more capital is subject to call under this agreement and no more warrants are issuable subsequent to the Merger.

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

     On June 6, 2001, Orion Power Holdings completed a $356 million common stock offering, comprised of 10,400,000 shares sold by Orion Power Holdings and 2,600,000 shares sold by certain selling stockholders at a gross per share offering price of $27.35, resulting in net proceeds of approximately $273 million. Concurrent with this offering, Orion Power Holdings completed a $200 million offering of 4.50% convertible senior notes.

(9) STOCK OPTION PLAN

     In May 1998, Orion Power Holdings adopted the 1998 Stock Incentive Plan (the plan), which provided for granting of stock options and other equity based awards to directors, officers, employees and consultants. The plan, as amended, provided that up to 7,500,000 shares of common stock may be issued pursuant to such options and other awards. Stock options were granted at an exercise price as determined by the board of directors or a committee designated by the board of directors, were exercisable in installments beginning one year from the date of grant and expired 10 years after the date of grant. The plan permitted the issuance of either incentive stock options or non-qualified stock options. The Merger resulted in the cancellation of all of the outstanding shares, warrants and options of Orion Power Holdings, and as such, the plan was canceled.

     Orion Power Holdings granted options to acquire shares of its common stock at an exercise price less than the fair value of its common stock. As of December 31, 2001, Orion Power Holdings recognized deferred compensation of $5 million to be amortized over the three-year vesting period. Compensation expense related to these options of $2 million was recorded for 2001.

     The following summarizes options granted to directors, officer and employees:

                                                            NUMBER OF   WEIGHTED AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                            ---------   ----------------
Outstanding at December 31, 2000..........................  5,237,379       $ 15.23
  Granted.................................................    468,000         24.10
  Forfeited...............................................    (37,128)       (20.72)
  Exercised...............................................   (165,906)       (10.67)
                                                            ---------
Outstanding at December 31, 2001..........................  5,502,345         16.17
                                                            =========
Options exercisable at December 31, 2001..................  1,871,744         13.08

     Exercise prices for options outstanding as of December 31, 2001, ranged from $10 to $29.80. The following table provides certain information with respect to stock options outstanding at December 31, 2001:

                                                                              WEIGHTED AVERAGE
                                           STOCK OPTIONS   WEIGHTED AVERAGE      REMAINING
RANGE OF EXERCISE PRICES                    OUTSTANDING     EXERCISE PRICE    CONTRACTUAL LIFE
------------------------                   -------------   ----------------   ----------------
$10.00 - $15.50..........................    2,833,345          $12.03              8.47
$15.51 - $20.00..........................    2,308,000           19.84              8.92
$20.01 - $29.80..........................      361,000           25.24              9.44
                                             ---------
                                             5,502,345           16.17              8.72
                                             =========

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

     The following table provides certain information with respect to stock options exercisable at December 31, 2001:

                                                          STOCK OPTIONS   WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES                                   EXERCISABLE     EXERCISE PRICE
------------------------                                  -------------   ----------------
$10.00 - $15.50.........................................    1,492,415          $11.31
$15.51 - $20.00.........................................      375,478           20.00
$20.01 - $29.80.........................................        3,851           26.53
                                                            ---------
                                                            1,871,744           13.08
                                                            =========

     The weighted average fair value at date of grant for options granted during 2000 and 2001 were $15.60 and $9.64, respectively, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

                                                               YEAR ENDED     YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           2001
                                                              ------------   ------------
Expected life in years......................................        10             10
Risk-free interest rate.....................................      5.11%          5.03%
Volatility..................................................     35.00%          9.80%
Dividend yield..............................................        --             --

(10) EARNINGS PER SHARE

     The following table presents the basic and diluted earnings per share (EPS) calculation for 2001. As of December 31, 2002 and 2003, all of Orion Power Holdings' common stock was beneficially owned by Reliant Resources and therefore, EPS data is not presented for 2002 or 2003 (in thousands, except per share amounts):

Net income -- for basic EPS.................................   $100,603
Effect of dilutive securities:
     Convertible securities.................................      3,414
                                                               --------
Net Income -- for diluted EPS...............................   $104,017
                                                               ========
Diluted Weighted Average Shares Calculation:
Weighted average shares outstanding.........................     99,071
  Plus: Incremental shares from assumed conversions:
     Stock options..........................................      1,163
     Warrants...............................................      3,936
     Convertible securities.................................      3,414
                                                               --------
Weighted average shares assuming dilution...................    107,584
                                                               ========
  Basic EPS.................................................   $   1.02
  Diluted EPS...............................................       0.97

(11) RETIREMENT AND OTHER BENEFIT PLANS

  (a) PENSION.

     Orion Power sponsors multiple noncontributory defined benefit pension plans covering certain union and non-union employees. Depending on the plan, the benefit payment is either based on years of service

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES with final average salary and covered compensation, or in the form of a cash balance account which grows based on a percentage of annual compensation and accrued interest.

     Orion Power's funding policy is to review amounts annually in accordance with applicable regulations in order to determine contributions necessary to achieve adequate funding of projected benefit obligations. Orion Power uses a December 31 measurement date for its plans. The pension obligation and funded status are as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2003
                                                              ------   ------
                                                               (IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation, beginning of year.....................  $ 39.1   $ 57.6
  Service cost..............................................     3.4      4.1
  Interest cost.............................................     2.8      3.9
  Settlement loss...........................................      --      0.8
  Benefits paid.............................................    (1.1)    (2.9)
  Plan amendments...........................................     2.0      0.7
  Actuarial loss............................................    11.4      6.6
                                                              ------   ------
  Benefit obligation, end of year...........................  $ 57.6   $ 70.8
                                                              ======   ======
CHANGE IN PLAN ASSETS
  Fair value of plan assets, beginning of year..............  $ 19.8   $ 23.8
  Employer contributions....................................     6.0      9.1
  Benefits paid.............................................    (1.1)    (2.9)
  Actual investment return..................................    (0.9)     5.7
                                                              ------   ------
  Fair value of plan assets, end of year....................  $ 23.8   $ 35.7
                                                              ======   ======
RECONCILIATION OF FUNDED STATUS
  Funded status.............................................  $(33.8)  $(35.1)
  Unrecognized prior service cost...........................     2.0      2.4
  Unrecognized actuarial loss...............................    14.3     16.9
                                                              ------   ------
     Net amount recognized, end of year.....................  $(17.5)  $(15.8)
                                                              ======   ======

     Amounts recognized in the consolidated balance sheets are as follows:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2003
                                                              ------   ------
                                                               (IN MILLIONS)
Accrued benefit cost........................................  $(18.8)  $(16.3)
Intangible assets...........................................     1.3      0.5
                                                              ------   ------
  Net amount recognized.....................................  $(17.5)  $(15.8)
                                                              ======   ======

     The accumulated benefit obligation for all defined benefit plans was $39 million and $46 million at December 31, 2002 and 2003, respectively.

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

     Net pension cost includes the following components:

                                             FORMER ORION            |           CURRENT ORION
                                   --------------------------------  |  --------------------------------
                                    YEAR ENDED     JANUARY 1, 2002   |  FEBRUARY 20, 2002    YEAR ENDED
                                   DECEMBER 31,        THROUGH       |       THROUGH        DECEMBER 31,
                                       2001       FEBRUARY 19, 2002  |   DECEMBER 31, 2002       2003
                                   ------------   -----------------  |  -----------------   ------------
                                            (IN MILLIONS)            |           (IN MILLIONS)
                                                                     |
Service cost -- benefits earned                                      |
  during the period..............     $ 3.0             $0.4         |        $ 3.0            $ 4.1
Interest cost on projected                                           |
  benefit obligation.............       2.3              0.3         |          2.5              3.9
Expected return on plan assets...      (1.1)              --         |         (1.9)            (2.2)
Accounting settlement charge.....        --               --         |           --              0.6
Net amortization.................       0.2              0.2         |           --              1.0
                                      -----             ----         |        -----            -----
  Net pension cost...............     $ 4.4             $0.9         |        $ 3.6            $ 7.4
                                      =====             ====         |        =====            =====

     The significant weighted average assumptions used to determine the pension benefit obligation include the following:

                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2003
                                                              -----   -----
Discount rate...............................................  6.75%   6.25%
Rate of increase in compensation levels.....................  4.50%   4.50%

     The significant weighted average assumptions used to determine the net pension cost include the following:

                                             FORMER ORION            |           CURRENT ORION
                                   --------------------------------  |  --------------------------------
                                    YEAR ENDED     JANUARY 1, 2002   |  FEBRUARY 20, 2002    YEAR ENDED
                                   DECEMBER 31,        THROUGH       |       THROUGH        DECEMBER 31,
                                       2001       FEBRUARY 19, 2002  |  DECEMBER 31, 2002       2003
                                   ------------   -----------------  |  -----------------   ------------
                                                                     |
Discount rate....................      7.75%            7.25%        |        7.25%             6.75%
Rate of increase in compensation                                     |
  levels.........................      4.00%            4.00%        |        4.50%             4.50%
Expected long-term rate of return                                    |
  on assets......................      8.50%            8.50%        |        8.50%             8.50%

     As of December 31, 2003, Orion Power's expected long-term rate of return on pension plan assets is developed based on third party models. These models consider expected inflation, current dividend yields, expected corporate earnings growth and risk premiums based on the expected volatility of each asset category. The expected long-term rates of return for each asset category are weighted to determine the overall expected long-term rate of return on pension plan assets. In addition, peer data and historical returns are reviewed.

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

     Orion Power's pension plan weighted average asset allocations at December 31, 2002 and 2003 and target allocation for 2004 by asset category are as follows:

                                                     PERCENTAGE OF PLAN
                                                   ASSETS AT DECEMBER 31,    TARGET ALLOCATION
                                                   -----------------------   -----------------
                                                    2002             2003          2004
                                                   ------           ------         ----
Domestic equity securities.......................     55%              55%           55%
International equity securities..................     15               15            15
Debt securities..................................     30               30            30
                                                     ---              ---           ---
  Total..........................................    100%             100%          100%
                                                     ===              ===           ===

     In managing the investments associated with the pension plans, Orion Power's objective is to exceed, on a net-of-fee basis, the rate of return of a performance benchmark composed of the following indices:

ASSET CLASS                                            INDEX                   WEIGHT
-----------                                            -----                   ------
Domestic equity securities............          Wilshire 5000 Index              55%
International equity securities.......  MSCI All Country World Ex-U.S. Index     15
Debt securities.......................  Lehman Brothers Aggregate Bond Index     30
                                                                                ---
  Total...............................                                          100%
                                                                                ===

As a secondary measure, asset performance is compared to the returns of a universe of comparable funds, where applicable, over a full market cycle.

     During 2001, January 1, 2002 through February 19, 2002, February 20, 2002 through December 31, 2002 and 2003, Orion Power made cash contributions of $8 million, $1 million, $5 million and $9 million, respectively, to the pension plans. Orion Power expects cash contributions to approximate $9 million during 2004.

     Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2003
                                                              -----   -----
                                                              (IN MILLIONS)
Projected benefit obligation................................  $57.6   $70.8
Accumulated benefit obligation..............................   38.9    45.8
Fair value of plan assets...................................   23.8    35.7

     Two of Orion Power's pension plans were amended on October 15, 2002. A third plan contained the following features: subsidized optional forms of benefits, an early retirement subsidy and a provision for a cost of living adjustment increase, while the other plans did not include these features. The two plans were amended to include these additional features. This resulted in a $2 million increase in the projected benefit obligation in 2002. One of Orion's pension plans was amended on July 23, 2003 to provide certain plan design changes in accordance with a collective bargaining agreement, and was amended again on October 9, 2003 to make certain design changes to the forms of pension distributions under the plan. This resulted in a $0.7 million increase in the projected benefit obligation in 2003.

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

  (b) SAVINGS PLAN.

     Orion Power has an employee savings plan that is a tax-qualified plan under
Section 401(a) of the Internal Revenue Code of 1986, as amended (Code), and includes a cash or deferred arrangement under Section 401(k) of the Code for all Orion Power employees.

     Under the plan, participating employees may contribute a portion of their compensation, pre-tax or after-tax, generally up to a maximum of 18% of compensation. Orion Power's savings plan matching contribution, any payroll period discretionary employer contribution and any discretionary annual employer contribution will be made in cash.

     Orion Power's savings plan benefit expense was $8.1 million, $0.4 million, $1.6 million and $1.5 million in 2001 and for January 1, 2002 through February 19, 2002, February 20, 2002 through December 31, 2002 and 2003, respectively.

  (c) POSTRETIREMENT BENEFITS.

     Orion Power funds the postretirement benefits on a pay-as-you-go basis. Orion Power uses a December 31 measurement date for its plans.

     Accumulated postretirement benefit obligation and funded status are as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2003
                                                              ------   ------
                                                               (IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation, beginning of year.....................  $ 21.8   $ 27.9
  Service cost..............................................     1.7      1.5
  Interest cost.............................................     2.2      1.9
  Benefit payments..........................................      --     (0.6)
  Actuarial loss............................................     2.2      0.3
                                                              ------   ------
  Benefit obligation, end of year...........................  $ 27.9   $ 31.0
                                                              ======   ======
CHANGE IN PLAN ASSETS
  Fair value of plan assets, beginning of year..............  $   --   $   --
  Employer contributions....................................      --      0.5
  Benefits paid.............................................      --     (0.5)
                                                              ------   ------
  Fair value of plan assets, end of year....................  $   --   $   --
                                                              ======   ======
RECONCILIATION OF FUNDED STATUS
  Funded status.............................................  $(27.9)  $(31.0)
  Unrecognized actuarial gain...............................    (6.6)    (5.9)
                                                              ------   ------
  Net amount recognized, end of year........................  $(34.5)  $(36.9)
                                                              ======   ======

     Amounts recognized in the consolidated balance sheets are as follows:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2003
                                                              ------   ------
                                                               (IN MILLIONS)
Accrued benefit cost........................................  $(34.5)  $(36.9)

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

     Net postretirement benefit cost includes the following components:

                                            FORMER ORION            |           CURRENT ORION
                                  --------------------------------  |  --------------------------------
                                   YEAR ENDED     JANUARY 1, 2002   |  FEBRUARY 20, 2002    YEAR ENDED
                                  DECEMBER 31,        THROUGH       |       THROUGH        DECEMBER 31,
                                      2001       FEBRUARY 19, 2002  |  DECEMBER 31, 2002       2003
                                  ------------   -----------------  |  -----------------   ------------
                                           (IN MILLIONS)            |           (IN MILLIONS)
                                                                    |
Service cost -- benefits earned                                     |
  during the period.............      $1.3             $0.2         |        $1.5             $ 1.5
Interest cost on projected                                          |
  benefit obligation............       1.4              0.2         |         2.0               1.9
Net amortization................        --               --         |          --              (0.4)
                                      ----             ----         |        ----             -----
  Net periodic benefit cost.....      $2.7             $0.4         |        $3.5             $ 3.0
                                      ====             ====         |        ====             =====

     The significant weighted average assumptions used to determine the accumulated postretirement benefit obligation include the following:

                                                              DECEMBER 31,
                                                              ------------
                                                              2002    2003
                                                              -----   ----
Discount rate...............................................  6.75%   6.25%
Rate of increase in compensation levels.....................  4.50%   4.50%

     The significant weighted average assumptions used to determine the accumulated postretirement benefit cost include the following:

                                         FORMER ORION            |           CURRENT ORION
                               --------------------------------  |  --------------------------------
                                YEAR ENDED     JANUARY 1, 2002   |  FEBRUARY 20, 2002    YEAR ENDED
                               DECEMBER 31,        THROUGH       |       THROUGH        DECEMBER 31,
                                   2001       FEBRUARY 19, 2002  |   DECEMBER 31, 2002       2003
                               ------------   -----------------  |  -----------------   ------------
                                                                 |
Discount rate................      7.75%            7.25%        |        7.25%             6.75%
Rate of increase in                                              |
  compensation levels........      4.00%            4.00%        |        4.50%             4.50%

     The following table shows Orion Power's assumed health care cost trend rates used to measure the expected cost of benefits covered by its postretirement plan:

                                         FORMER ORION            |           CURRENT ORION
                               --------------------------------  |  --------------------------------
                                YEAR ENDED     JANUARY 1, 2002   |   FEBRUARY 20, 2002    YEAR ENDED
                               DECEMBER 31,        THROUGH       |       THROUGH        DECEMBER 31,
                                   2001       FEBRUARY 19, 2002  |   DECEMBER 31, 2002       2003
                               ------------   -----------------  |   -----------------   ------------
                                                                 |
Health care cost trend rate                                      |
  assumed for next year......       8.0%            12.0%        |       11.25%             10.5%
Rate to which the cost trend                                     |
  rate is assumed to                                             |
  gradually decline..........       5.0%             5.5%        |         5.5%              5.5%
Year that the rate reaches                                       |
  the rate to which it is                                        |
  assumed to decline.........      2008             2011         |        2011              2011

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

     Assumed health care cost trend rates have a significant effect on the amounts reported for Orion Power's health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2003:

                                                              ONE-PERCENTAGE POINT
                                                              --------------------
                                                              INCREASE    DECREASE
                                                              --------    --------
                                                                 (IN THOUSANDS)
Effect on service and interest cost.........................   $  610     $  (498)
Effect on accumulated postretirement benefit obligation.....    5,393      (4,495)

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law. This law introduces a prescription drug benefit, as well as a federal subsidy under certain circumstances to sponsors of retiree health care benefit plans. In January 2004, the FASB issued FASB Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This FASB staff position permits sponsors of postretirement health care plans that provide a prescription drug benefit to make a one time election to defer accounting for the effects of this law until the earlier of: (a) the issuance of authoritative guidance on accounting for the federal subsidy or (b) the occurrence of a significant event that would call for remeasurement of a plan's assets and obligations, such as a plan amendment, settlement or curtailment. Orion Power has elected to defer accounting for the effects of this law. The measurements of Orion Power's accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not reflect the effect of this law. When authoritative guidance on accounting for the federal subsidy is issued, Orion Power will revise its accounting as required.

  (d) POSTEMPLOYMENT BENEFITS.

     Orion Power records postemployment benefits based on SFAS No. 112, "Employer's Accounting for Postemployment Benefits," which requires the recognition of a liability for benefits provided to former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily health care and life insurance benefits for participants in the long-term disability plan). Net postemployment benefit costs were insignificant for 2001 and 2002 and $1 million for 2003.

  (e) OTHER EMPLOYEE MATTERS.

     As of December 31, 2003, approximately 68% of Orion Power's employees are subject to collective bargaining agreements. The agreements covering 62% of those employees will expire prior to December 31, 2004.

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

(12) INCOME TAXES

     Orion Power's current and deferred components of income tax expense (benefit) were as follows:

                                         FORMER ORION            |           CURRENT ORION
                               --------------------------------  |  --------------------------------
                                YEAR ENDED     JANUARY 1, 2002   |   FEBRUARY 20, 2002    YEAR ENDED
                               DECEMBER 31,        THROUGH       |        THROUGH        DECEMBER 31,
                                   2001       FEBRUARY 19, 2002  |   DECEMBER 31, 2002       2003
                               ------------   -----------------  |  -----------------   ------------
                                        (IN MILLIONS)            |           (IN MILLIONS)
                                                                 |
Current:                                                         |
  Federal....................     $27.3            $(24.6)       |       $(67.0)           $(69.1)
  State......................      (3.4)             (9.2)       |         (7.3)            (14.5)
                                  -----            ------        |        ------            ------
     Total current...........      23.9             (33.8)       |         (74.3)            (83.6)
                                  -----            ------        |        ------            ------
Deferred:                                                        |
  Federal....................      27.1              (3.5)       |        109.8              84.7
  State......................       3.9              (1.3)       |           4.6               0.7
                                  -----            ------        |       ------            ------
     Total deferred..........      31.0              (4.8)       |        114.4              85.4
                                  -----            ------        |        ------            ------
Income tax expense                                               |
  (benefit)..................     $54.9            $(38.6)       |       $ 40.1            $  1.8
                                  =====            ======        |        ======            ======

     A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                         FORMER ORION            |           CURRENT ORION
                               --------------------------------  |  --------------------------------
                                YEAR ENDED     JANUARY 1, 2002   |   FEBRUARY 20, 2002    YEAR ENDED
                               DECEMBER 31,        THROUGH       |        THROUGH        DECEMBER 31,
                                   2001       FEBRUARY 19, 2002  |  DECEMBER 31, 2002       2003
                               ------------   -----------------  |  -----------------   ------------
                                        (IN MILLIONS)            |            (IN MILLIONS)
                                                                 |
Income (loss) before income                                      |
  taxes and cumulative effect                                    |
  of accounting change.......     $155.5           $(90.8)       |       $(217.3)         $(556.0)
Federal statutory rate.......         35%              35%       |            35%              35%
                                  ------           ------        |        -------          -------
Income tax expense (benefit)                                     |
  at statutory rates.........       54.4            (31.8)       |         (76.1)          (194.6)
                                  ------           ------        |       -------          -------
Net addition (reduction) in                                      |
  taxes resulting from:                                          |
  Non-deductible goodwill                                        |
     impairment..............         --               --        |         118.1            204.8
  State income taxes, net of                                     |
     federal income tax                                          |
     benefit.................       10.8             (6.8)       |           8.3              2.9
  State tax credits..........      (10.4)              --        |         (10.2)           (11.8)
  Other......................        0.1               --        |            --              0.5
                                  ------           ------        |       -------          -------
     Total...................        0.5             (6.8)       |         116.2            196.4
                                  ------           ------        |       -------          -------
Income tax expense                                               |
  (benefit)..................     $ 54.9           $(38.6)       |       $  40.1          $   1.8
                                  ======           ======        |       =======          =======
Effective tax rate...........       35.3%            42.5%       |            NM(1)            NM(1)

---------------

(1) Not meaningful as for February 20, 2002 through December 31, 2002 and 2003, Orion Power had a pre-tax loss of $217 million and $556 million, respectively, and income tax expense of $40 million and $2 million, respectively. The primary reason is due to Orion Power's goodwill impairments for February 20, 2002 through December 31, 2002 and 2003 of $338 million and $585 million, respectively, for which no tax benefit can be recognized, as the goodwill is non-deductible.

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

     Following were Orion Power's tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax bases:

                                                               DECEMBER 31,
                                                 -----------------------------------------
                                                        2002                  2003
                                                 -------------------   -------------------
                                                 CURRENT   LONG-TERM   CURRENT   LONG-TERM
                                                 -------   ---------   -------   ---------
                                                               (IN MILLIONS)
Deferred tax assets:
  Allowance for doubtful accounts..............   $ 0.4     $    --     $ 3.0     $    --
  Inventory writedown..........................     3.8          --       3.8          --
  Net operating loss and credit
     carryforwards.............................    18.2        35.8        --        48.2
  Valuation allowances.........................      --       (29.7)       --       (33.6)
  Employee benefits............................      --        18.6        --        24.4
  Derivative liabilities.......................     8.0         8.7        --         2.1
  Contractual rights and obligations...........    13.7          --        --          --
  Environmental liability......................      --         6.5        --         3.2
  Adjustment to fair value of debt.............    10.9        46.5       8.6        38.2
  Other........................................     1.2          --       0.1         4.0
                                                  -----     -------     -----     -------
     Total deferred tax assets.................    56.2        86.4      15.5        86.5
                                                  -----     -------     -----     -------
Deferred tax liabilities:
  Prepaid insurance............................    (2.1)         --      (1.9)         --
  Depreciation and amortization................      --      (456.0)       --      (511.1)
  Derivative assets............................    (1.0)       (0.4)     (1.5)         --
  Contractual rights and obligations...........      --       (11.4)       --        (0.3)
  Other........................................      --        (4.2)     (0.6)       (4.3)
                                                  -----     -------     -----     -------
     Total deferred liabilities................    (3.1)     (472.0)     (4.0)     (515.7)
                                                  -----     -------     -----     -------
Net accumulated deferred income tax assets
  (liabilities)................................   $53.1     $(385.6)    $11.5     $(429.2)
                                                  =====     =======     =====     =======

     Tax Attribute Carryovers. As of December 31, 2003, Orion Power had state net operating loss carryovers of $467 million, which are due to expire in tax years 2015 through 2023.

     During 2002, a valuation allowance of $30 million was established as part of purchase accounting (see note 4). This valuation allowance resulted from Orion Power's assessment of its future ability to use state net operating losses. During 2003, Orion Power increased its valuation allowance to $34 million, which results primarily from the assessment of Orion Power's future ability to use state net operating losses.

(13) COMMITMENTS

  (a) LEASE COMMITMENTS.

     Orion Power has entered into various non-cancelable operating lease arrangements for office space, storage space, office furniture and vehicles. These leases terminate at various dates through 2022.

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

     Future minimum payments due under these leases are as follows (in thousands):

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
2004........................................................  $  126     $ 4,063
2005........................................................     126       3,870
2006........................................................     126       3,058
2007........................................................     126       2,841
2008........................................................     126       1,026
2009 and Thereafter.........................................     767       4,317
                                                              ------     -------
  Subtotal..................................................   1,397     $19,175
                                                                         =======
Interest....................................................    (388)
                                                              ------
  Total.....................................................  $1,009
                                                              ======

     In November 1999, Erie Boulevard entered into a capital lease arrangement for the land at the Watertown hydroelectric plant located in Potsdam, New York. This land houses a maintenance facility and a regional headquarters for the hydroelectric assets. The lease began at the completion of the facility, in October 2000, and expires in 2015. Under the terms of the lease, the monthly payments are $10,500. Erie Boulevard has the option to purchase the land for $450,000 at the end of the lease term.

     Total rental expense for 2001, for January 1, 2002 through February 19, 2002, February 20, 2002 through December 31, 2002 and 2003, was $1.8 million, $0.2 million, $1.6 million and $2.0 million, respectively.

  (b) FUEL CONTRACTS AND TRANSPORTATION COMMITMENTS.

     Orion Power is a party to fuel supply contracts and commodity transportation contracts, that have various quantity requirements and durations that are not classified as derivative assets and liabilities and hence are not included in the consolidated balance sheet as of December 31, 2003. Minimum purchase commitment obligations under these agreements are as follows, as of December 31, 2003:

                                                                FUEL       TRANSPORTATION
                                                             COMMITMENTS    COMMITMENTS
                                                             -----------   --------------
                                                                    (IN MILLIONS)
2004.......................................................     $152            $ 8
2005.......................................................      124              9
2006.......................................................       77              9
2007.......................................................       30              9
2008.......................................................       --              9
2009 and thereafter........................................       --             47
                                                                ----            ---
  Total....................................................     $383            $91
                                                                ====            ===

     As of December 31, 2003 the maximum remaining terms under any individual fuel supply contract and transportation contract is four years and 10 years, respectively.

  (c) PROVIDER OF LAST RESORT CONTRACTS.

     One of Orion Power Holdings' subsidiaries is contractually obligated through the end of 2004 to provide energy to Duquesne Light Company to satisfy the demands of any customer in its service area that purchases power from Duquesne Light Company as its "provider of last resort." These contracts do not

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES specify a minimum or maximum quantity of energy to be supplied. Although Orion Power expects to produce more energy than needed to meet these contractual obligations, it is possible that, due to seasonal variations in demand or operational outages, its subsidiary may occasionally need to purchase energy from third parties to cover its contractual obligations. Since these events are likely to occur at times of higher market prices, Orion Power is at risk that the cost of power purchased may exceed the fixed prices for power under contracts with Duquesne Light Company. Failure to provide sufficient energy under the terms of the contracts could give rise to, in addition to other direct damages, penalties of up to $1,000 per megawatt hour, depending upon the circumstances of such under delivery. During the period February 20, 2002 through December 31, 2002 and 2003, Orion Power did not incur or pay any penalties.

  (d) COLLATERAL POSTING PROVIDED BY RELIANT RESOURCES.

     As a result of credit rating downgrades in the first quarter of 2003, collateral requirements, which are based on a contractual provision relating to creditworthiness and market exposure, were triggered pursuant to a provision in a power contract between Orion MidWest and one of its customers, which required Orion Power to provide collateral of approximately $16 million. On July 30, 2003, this collateral was posted by Reliant Resources on Orion MidWest's behalf. There is no obligation by Orion MidWest to repay this collateral to Reliant Resources. As of December 31, 2003, there have been no changes to the collateral posted by Reliant Resources on Orion MidWest's behalf.

  (e) GUARANTEE.

     Together with certain of Reliant Resources' other subsidiaries, Orion Power Holdings is a guarantor of the obligations under Reliant Resources' Amended and Restated Credit and Guaranty Agreement dated as of March 28, 2003, subject to certain limitations under Orion Power Holdings' senior notes. These limitations limit the amount of the guarantee based on a fixed charge coverage ratio, consolidated tangible assets and a restricted payment ceiling test, under the Orion Power Holdings senior notes. Additionally, Orion Power Holdings is the only limited guarantor of the obligations under Reliant Resources' senior secured notes issued in July 2003, subject to the same limitations. None of Orion Power Holdings' subsidiaries guarantee Reliant Resources' senior secured notes.

     Reliant Resources has calculated the aggregate amount permitted to be guaranteed under both the guarantee for its March 2003 credit facility and the guarantee for its senior secured notes to be approximately $1.1 billion, which is the maximum potential amount of future payments. These guarantees mature at varying dates from 2007 to 2013.

     Both Reliant Resources' March 2003 credit facility and its senior secured notes restrict Orion Power Holdings and its subsidiaries ability to take specific actions, subject to numerous exceptions that are designed to allow for the execution of Reliant Resources' and its subsidiaries' business plans in the ordinary course, including the preservation and optimization of existing investments in the retail energy and wholesale energy businesses and the ability to provide credit support for commercial obligations. Orion Power's failure to comply with these restrictions could result in an event of default under the Reliant Resources' March 2003 credit facility or its senior secured notes that, if not cured or waived, could result in Reliant Resources being required to repay its borrowings before their due date.

(14) CONTINGENCIES

  (a) LEGAL AND ENVIRONMENTAL MATTERS.

     Orion Power is liable under the terms of a consent order issued in 2000 with the New York State Department of Environmental Conservation (NYSDEC) for past releases of petroleum and other substances at two of its generation facilities. Based on Orion Power's evaluations with assistance from

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES third-party consultants and engineers, Orion Power has developed remediation plans for both facilities. As of December 31, 2002 and 2003, Orion Power has recorded the estimated liability for the remediation costs of $8 million and $7 million, respectively, which it expects to pay out through 2008.

     Under a separate consent order issued by the NYSDEC in 2000, Orion Power is required to evaluate certain technical changes to modify the intake cooling system of one of its plants. Orion Power and the NYSDEC will discuss the technical changes to be implemented. Depending on the outcome of these discussions, including the form of technology ultimately selected, Orion Power estimates that capital expenditures necessary to comply with the order could equal or exceed $87 million. Orion Power expects to begin construction on a portion of the cooling water intake in 2004.

     Orion Power is responsible for environmental liabilities associated with the future closure of three ash disposal sites in Pennsylvania. As of December 31, 2002 and 2003, the total estimated liability determined by management with assistance from third-party engineers and recorded by Orion Power for these disposal sites was $14 million and $11 million, respectively, of which $1 million is to be paid over the next five years.

     New Source Review Matters. The United States Environmental Protection Agency (EPA) has requested information from two Orion Power facilities, related to work activities conducted at the sites that may be associated with various permitting requirements of the Clean Air Act. Orion Power has responded to the EPA's requests for information. Furthermore, the New York state attorney general's office recently requested from the EPA a copy of all such correspondence relating to all facilities, which the EPA granted.

     Other Matters. Orion Power is involved in a number of other legal, environmental and other proceedings before courts and governmental agencies. Although Orion Power cannot predict the outcome of these proceedings, Orion Power believes that the effects on the financial statements, if any, from the disposition of these matters will not have a material adverse effect on its results of operations, financial condition or cash flows.

  (b) TOLLING AGREEMENT FOR LIBERTY'S GENERATING STATION.

     LEP owns a 530 MW combined cycle gas fired power generation facility (the Liberty generating station). Liberty financed the construction costs of the Liberty generating station with borrowings under a credit agreement of which $262 million is outstanding as of December 31, 2003. Borrowings under the credit agreement, which are non-recourse to Orion Power and its affiliates (other than LEP and Liberty), are secured by pledges of the assets of the Liberty generating station and of the ownership interest in LEP. See note 7(a).

     In July 2003, the counterparty to the tolling agreement under which LEP sold the generation output of the Liberty generation station filed for bankruptcy. Subsequently, a federal bankruptcy court issued an order that terminated the tolling agreement and triggered another event of default under the Liberty credit agreement. The default under the Liberty credit agreement, and the possible foreclosure by the lenders upon the assets of the Liberty generating station, do not constitute an event of default under any other debt agreements of Orion Power or its affiliates.

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

     To date, the lenders under the Liberty credit agreement have not foreclosed upon the Liberty generating station. However, there can be no assurance that the lenders will continue to refrain from exercising such rights. If the lenders elect to foreclose on LEP, Liberty and/or the Liberty generating station, Orion Power could incur a pre-tax loss of an amount up to Orion Power's recorded net book value, with the potential of an additional loss due to an impairment of goodwill to be allocated to LEP. As of December 31, 2003, the combined net book value of LEP and Liberty was $346 million, excluding the non-recourse debt obligations of $262 million. At December 31, 2002 and 2003, Orion Power evaluated the Liberty generating station and the related intangible asset for the terminated tolling agreement for impairment. Based on the analyses, there were no impairments.

     In September 2003, LEP sued the corporate guarantor of the counterparty to the tolling agreement, Gas Transmission Northwest Corporation, seeking payment of $140 million (the maximum amount of the guarantee) out of the $177 million termination claim calculated by LEP under the agreement. Subsequently, the counterparty to the tolling agreement and its corporate guarantors countersued LEP seeking to collect a $108 million termination payment under the tolling agreement. The obligations of LEP under the tolling agreement are secured by a $35 million letter of credit issued under the senior secured revolver of Reliant Resources. If the letter of credit were to be drawn, Reliant Resources would be required to reimburse the issuing bank.

     In light of current market conditions and the termination of the tolling agreement, LEP does not expect to have sufficient cash flow to pay both (a) all of its expenses and to post the collateral required to buy fuel or in respect of the gas transportation agreements and (b) debt service obligations. Liberty received temporary deferrals until April 2004 from its lenders for the quarterly principal installments that were due in October 2003 and January 2004, which aggregated $4 million. Based on the foregoing, Orion Power is exploring various strategic options with respect to its subsidiaries' interest in the Liberty generating station, including, among other things, the execution of a foreclosure arrangement with the lenders resulting in a transfer of ownership to the lenders or a sale of Orion Power's interest in the generating station. There can be no assurances regarding the outcome of this process. A foreclosure of Orion Power's interest in the generation station would, however, result in an impairment of the asset on the balance sheet.

     If LEP recovers the amount of the termination claim, the lenders are entitled to require that such amounts be used to pay deferred interest and to prepay debt under the Liberty credit agreement. Under United States and Pennsylvania tax laws, it is possible that receipt of a termination payment by LEP could be deemed taxable income to Orion Power Holdings and its other subsidiaries.

(15) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values of financial instruments, including cash and cash equivalents and derivative assets and liabilities (see note 6), are equivalent to their carrying amounts in the consolidated balance sheets. The fair values of derivative assets and liabilities as of December 31, 2002 and 2003 have been determined using quoted market prices for the same or similar instruments when available or other estimation techniques, see note 6.

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

     The carrying values and related fair market values of Orion Power's short-term and long-term debt are detailed as follows (excluding adjustment to fair value of interest rate swaps and debt under Liberty's credit agreement):

                                                                 DECEMBER 31,
                                              --------------------------------------------------
                                                        2002                       2003
                                              -------------------------   ----------------------
                                              CARRYING    FAIR MARKET     CARRYING   FAIR MARKET
                                              VALUE(1)   VALUE(1)(2)(3)   VALUE(1)   VALUE(1)(3)
                                              --------   --------------   --------   -----------
                                                                (IN MILLIONS)
Fixed rate debt.............................   $  475         $323         $  467      $  488
Floating rate debt..........................    1,371          N/A          1,218       1,218
                                               ------         ----         ------      ------
  Total debt, excluding adjustment to fair
     value of interest rate swaps and
     Liberty's debt.........................   $1,846          N/A         $1,685      $1,706
                                               ======         ====         ======      ======

---------------

(1) Excludes Liberty's fixed rate debt of $165 million and floating rate debt of $103 million and $97 million as of December 31, 2002 and 2003, respectively, as there was no active market for this debt. Due to the situation with Liberty (see note 14(b)), if the holders of Liberty's debt were to have tried to sell such debt instrument to a third party, the price which could have been realized would likely be substantially less than the face value of the debt instrument and substantially less than the carrying value.

(2) As of December 31, 2002, Orion Power had floating rate debt with a carrying value of $1.4 billion, excluding adjustment to fair value of interest rate swaps and Liberty's debt. There was no active market for Orion Power's floating rate debt obligations as of December 31, 2002. Given the liquidity and credit situation as of December 31, 2002, if the holders of these borrowings were to have tried to sell such debt instruments to third parties, the prices which could have been realized could have been substantially less than the face values of the debt instruments and substantially less than Orion Power's carrying values.

(3) The fair market values of the fixed rate debt (December 31, 2002 and 2003) and floating rate debt (for December 31, 2003 only) were based on (a) Reliant Resources' incremental borrowing rates for similar types of borrowing arrangements or (b) information from market participants. For $1.2 billion of our floating rate debt, the carrying value equals the fair market value as of December 31, 2003.

(16) UNAUDITED QUARTERLY INFORMATION

     Summarized unaudited quarterly information is as follows:

                         FORMER ORION     |                            CURRENT ORION
                       -----------------  |  -----------------------------------------------------------------
                        JANUARY 1, 2002   |   FEBRUARY 20, 2002   QUARTER ENDED   QUARTER ENDED   QUARTER ENDED
                            THROUGH       |        THROUGH          JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
                       FEBRUARY 19, 2002  |    MARCH 31, 2002         2002            2002            2002
                       -----------------  |   -----------------   -------------   -------------   -------------
                        (IN THOUSANDS)    |                           (IN THOUSANDS)
                                          |
Operating revenues...      $122,408       |      $113,009          $290,445        $420,640        $ 197,949
Operating (loss)                          |
  income.............       (66,819)      |        32,207            82,152         139,986         (351,268)
Net (loss) income....       (52,174)      |        13,090            27,558          61,370         (359,434)

                                                          CURRENT ORION
                                  -------------------------------------------------------------
                                  QUARTER ENDED   QUARTER ENDED   QUARTER ENDED   QUARTER ENDED
                                    MARCH 31,       JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
                                      2003            2003            2003            2003
                                  -------------   -------------   -------------   -------------
                                                         (IN THOUSANDS)
Operating revenues..............    $279,669        $267,012        $ 404,116       $264,518
Operating income (loss).........      29,039          35,504         (474,779)        (4,775)
Cumulative effect of accounting
  change, net of tax............       2,121              --               --             --
Net income (loss)...............         185           1,391         (537,377)       (19,884)

                  ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

     The variances in revenues from quarter to quarter for 2002 and 2003 were primarily due to (a) the Merger and the related purchase accounting, see note 1,
(b) the seasonal fluctuations in demand for electric energy and energy services and (c) changes in energy commodity prices. Changes in operating income (loss) and net income (loss) from quarter to quarter for 2002 and 2003 were primarily due to:

     - the seasonal fluctuations in demand for electric energy and energy services;

     - $2 million, net of tax, cumulative effect of accounting change primarily in the first quarter of 2003 (only impacted net loss) (see note 2(p));

     - the impact of an increase in allocated general and administrative costs from affiliate;

     - changes in energy commodity prices; and

     - the timing of maintenance expenses on electric generation plants.

     In addition, operating income (loss) and net income (loss) changed from quarter to quarter in 2002 by:

     - the impact of the Merger (see note 4);

     - costs related to plant cancellations and equipment impairments in 2002;
       and

     - $338 million goodwill impairment in the fourth quarter of 2002 (see note
       5).

     - Also, operating income (loss) and net income (loss) changed from quarter to quarter in 2003 by the $585 million goodwill impairment in the third quarter of 2003 (see note 5).

                                     * * *

The following is a copy of a report previously issued by Arthur Andersen LLP (Andersen). The report has not been reissued by Andersen.

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

                                          /s/ ARTHUR ANDERSEN LLP

Vienna, Virginia
February 19, 2002

                           ORION POWER HOLDINGS, INC.

                  SCHEDULE I - CONDENSED FINANCIAL INFORMATION
                       CONDENSED STATEMENTS OF OPERATIONS

                                                FORMER ORION            |           CURRENT ORION
                                      --------------------------------  |  --------------------------------
                                       YEAR ENDED     JANUARY 1, 2002   |  FEBRUARY 20, 2002    YEAR ENDED
                                      DECEMBER 31,        THROUGH       |        THROUGH        DECEMBER 31,
                                          2001       FEBRUARY 19, 2002  |  DECEMBER 31, 2002       2003
                                      ------------   -----------------  |  -----------------   ------------
                                                            (THOUSANDS OF DOLLARS)
                                                                        |
(EXPENSES) INCOME:                                                      |
General, administrative and                                             |
  development.......................    $(22,908)        $(49,799)      |      $ (10,275)       $  (2,940)
Depreciation and amortization.......      (1,278)            (119)      |             --              (75)
Equity in earnings (loss) of                                            |
  investments in subsidiaries and                                       |
  impairment of goodwill............     188,266          (18,972)      |       (229,891)        (529,041)
Interest expense....................     (56,172)          (8,215)      |        (39,371)         (40,807)
Interest income.....................       9,435              360       |          1,877               54
                                        --------         --------       |      ---------        ---------
INCOME (LOSS) BEFORE INCOME TAXES...     117,343          (76,745)      |       (277,660)        (572,809)
Income tax expense (benefit)........      16,740          (24,571)      |        (20,244)         (17,124)
                                        --------         --------       |      ---------        ---------
NET INCOME (LOSS)...................    $100,603         $(52,174)      |      $(257,416)       $(555,685)
                                        ========         ========       |      =========        =========

 See Notes to the Condensed Financial Statements and Orion Power's Consolidated
                              Financial Statements

                           ORION POWER HOLDINGS, INC.

                  SCHEDULE I - CONDENSED FINANCIAL INFORMATION
                            CONDENSED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2003
                                                              ----------   ----------
                                                              (THOUSANDS OF DOLLARS)
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    6,220   $   32,786
  State income taxes receivable.............................      45,458       21,883
  Accumulated deferred income taxes.........................         973        3,226
  Other.....................................................         371          434
                                                              ----------   ----------
     Total current assets...................................      53,022       58,329
                                                              ----------   ----------
PROPERTY, PLANT AND EQUIPMENT, NET..........................         504          664
OTHER ASSETS:
  Investment in subsidiaries and goodwill, net..............   3,282,695    2,820,926
  Accumulated deferred income taxes.........................      32,549       25,667
  Other.....................................................       1,050          793
                                                              ----------   ----------
     Total other assets.....................................   3,316,294    2,847,386
                                                              ----------   ----------
     TOTAL ASSETS...........................................  $3,369,820   $2,906,379
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.........................  $    7,506   $    8,139
  Accounts payable..........................................          69          135
  Payable to affiliates, net................................       7,889        7,937
  Accrued expenses..........................................       4,965        4,909
  Accrued interest..........................................       8,000        8,000
                                                              ----------   ----------
     Total current liabilities..............................      28,429       29,120
                                                              ----------   ----------
LONG-TERM DEBT..............................................     465,821      457,681
Other.......................................................       3,737        4,101
                                                              ----------   ----------
     TOTAL LIABILITIES......................................     497,987      490,902
                                                              ----------   ----------
STOCKHOLDER'S EQUITY:
  Common stock; par value $1.00 per share (1,000 shares
     authorized, issued and outstanding)....................           1            1
  Additional paid-in capital................................   3,152,701    3,233,308
  Retained deficit..........................................    (257,416)    (813,101)
  Accumulated other comprehensive loss......................     (23,453)      (4,731)
                                                              ----------   ----------
     Stockholder's Equity...................................   2,871,833    2,415,477
                                                              ----------   ----------
     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY.............  $3,369,820   $2,906,379
                                                              ==========   ==========

 See Notes to the Condensed Financial Statements and Orion Power's Consolidated
                              Financial Statements

                           ORION POWER HOLDINGS, INC.

                  SCHEDULE I - CONDENSED FINANCIAL INFORMATION
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                            FORMER ORION           |           CURRENT ORION
                                                  -------------------------------- | ---------------------------------
                                                   YEAR ENDED     JANUARY 1, 2002  | FEBRUARY, 20 2002     YEAR ENDED
                                                  DECEMBER 31,        THROUGH      |      THROUGH         DECEMBER 31,
                                                      2001       FEBRUARY 19, 2002 | DECEMBER 31, 2002        2003
                                                  ------------   ----------------- | ------------------   ------------
                                                                         (THOUSANDS OF DOLLARS)
                                                                                   |
CASH FLOWS FROM OPERATING ACTIVITIES:                                              |
  Net income (loss).............................   $ 100,603         $(52,174)     |     $(257,416)        $(555,685)
  Adjustments to reconcile net income (loss) to                                    |
    net cash (used in) provided by operating                                       |
    activities:                                                                    |
    Depreciation and amortization...............       1,278              119      |            --                75
    Deferred income taxes.......................      16,740           48,767      |         2,132            19,669
    Equity in (earnings) loss of investment in                                     |
      subsidiaries and impairment of goodwill...    (188,266)          18,972      |       229,891           529,041
    Amortization of deferred financing fees.....       2,498              317      |            --                --
    Amortization of the revaluation of debt.....          --               --      |        (5,927)           (7,506)
    Deferred compensation.......................       1,596            1,763      |            --                --
    Interest income on officers' notes                                             |
      receivable................................       2,180               --      |            --                --
    Federal income taxes payable................          --               --      |       (17,737)             (951)
  Change in assets and liabilities:                                                |
    Restricted cash.............................        (518)            (583)     |         1,101                --
    Receivable from affiliates, net.............     (82,006)         (66,559)     |        57,253              (153)
    Income taxes receivable.....................          --          (33,947)     |       (45,458)           23,575
    Other assets................................       1,101              495      |           480               (18)
    Accounts payable............................        (182)          14,618      |       (15,601)               66
    Accrued expenses............................      (7,843)           2,308      |         2,099               306
    Accrued interest............................         725            7,758      |         8,000                --
                                                   ---------         --------      |     ---------         ---------
      Net cash (used in) provided by operating                                     |
        activities..............................    (152,094)         (58,146)     |       (41,183)            8,419
                                                   ---------         --------      |     ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:                                              |
  Purchase of property, equipment and related                                      |
    assets in acquisition, net..................      (1,518)            (112)     |          (504)             (235)
  Distributions received from subsidiaries......      86,466               --      |            --               831
  Investment made in subsidiaries...............    (364,728)         (37,944)     |       (75,557)          (17,449)
                                                   ---------         --------      |     ---------         ---------
      Net cash used in investing activities.....    (279,780)         (38,056)     |       (76,061)          (16,853)
                                                   ---------         --------      |     ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:                                              |
  Proceeds from long-term debt..................     200,000               --      |        60,000                --
  Payments on long-term debt....................          --               --      |      (260,000)               --
  Proceeds from issuance of common stock, net...     273,530              491      |            --                --
  Contributions from stockholder................          --               --      |       246,832            35,000
  Payment on officers' notes receivable.........          --            3,736      |            --                --
  Payments of deferred financing fees...........      (6,702)              --      |            --                --
                                                   ---------         --------      |     ---------         ---------
      Net cash provided by financing                                               |
        activities..............................     466,828            4,227      |        46,832            35,000
                                                   ---------         --------      |      ---------         ---------
  NET CHANGE IN CASH AND EQUIVALENTS............      34,954          (91,975)     |       (70,412)           26,566
  CASH AND CASH EQUIVALENTS, BEGINNING OF                                          |
    PERIOD......................................     133,653          168,607      |        76,632             6,220
                                                   ---------         --------      |     ---------         ---------
  CASH AND CASH EQUIVALENTS, END OF PERIOD......   $ 168,607         $ 76,632      |     $   6,220         $  32,786
                                                   =========         ========      |     =========         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW                                               |
  INFORMATION:                                                                     |
  Cash payments:                                                                   |
    Interest paid...............................   $  52,949         $     --      |     $  50,942         $  48,000
    Income taxes paid (net of income tax refunds                                   |
      received).................................          --               --      |            --           (59,417)

 See Notes to the Condensed Financial Statements and Orion Power's Consolidated
                              Financial Statements

                           ORION POWER HOLDINGS, INC.

                  SCHEDULE I - CONDENSED FINANCIAL INFORMATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) BACKGROUND AND BASIS OF PRESENTATION

     These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X, as the restricted net assets of Orion Power Holdings, Inc.'s . (Orion Power Holdings) subsidiaries exceed 25% of the consolidated net assets of Orion Power Holdings. This information should be read in conjunction with the Orion Power Holdings and subsidiaries (Orion Power) consolidated financial statements included elsewhere in this filing.

     Orion Power Holdings' 100% investments in its subsidiaries have been recorded using the equity basis of accounting in the accompanying condensed parent company financial statements. Included in equity in earnings (loss) of investments in subsidiaries in 2003 is a cumulative effect of accounting change for a new accounting pronouncement as more fully described in note 2(p) to Orion Power's consolidated financial statements.

     Some amounts from the previous years have been reclassified to conform to the 2003 presentation of condensed financial information. These reclassifications do not affect earnings.

     For the 2001 cash flow statement, Orion Power Holdings has presented amortization of deferred financing fees separately from depreciation and amortization.

(2) CONTRIBUTIONS FROM STOCKHOLDER

     In May 2003 and November 2003, Reliant Resources, Inc. (Reliant Resources) contributed $15 million and $20 million, respectively, to Orion Power Holdings, as a partial funding of the semi-annual interest payment of $24 million on the senior notes due in each of May 2003 and November 2003. While Reliant Resources has no obligation, it intends to contribute any funding shortfall for the semi-annual interest payments due in May 2004 and November 2004 should Orion Power Holdings' funds be insufficient. See notes 3 and 7 to Orion Power's consolidated financial statements.

(3) RESTRICTED NET ASSETS OF SUBSIDIARIES

     Certain of Orion Power Holdings' subsidiaries have effective restrictions on their ability to pay dividends or make intercompany loans and advances pursuant to their financing arrangements. The amount of restricted net assets of Orion Power Holdings' subsidiaries at December 31, 2002 and 2003 is approximately $2.2 billion and $2.7 billion, respectively. Such restrictions are on the net assets of Orion Power Capital, LLC Liberty Electric PA, LLC and Liberty Electric Power, LLC. Orion Power Midwest, LP and Orion Power New York, LP are indirect wholly-owned subsidiaries of Orion Power Capital, LLC.

(4) DEBT FACILITIES

     For a discussion of Orion Power Holdings' senior notes, which are due in 2010, see note 7 to Orion Power's consolidated financial statements.

(5) COMMITMENTS AND CONTINGENCIES

  (a) GUARANTEES

     Orion Power Holdings has issued guarantees in conjunction with certain performance agreements and commodity and derivative contracts and other contracts that provide financial assurance to third parties on behalf of a subsidiary. The guarantees on behalf of subsidiaries are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the relevant subsidiary's intended commercial purposes.

                           ORION POWER HOLDINGS, INC.

                  SCHEDULE I - CONDENSED FINANCIAL INFORMATION
             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

     The following tables detail Orion Power Holdings' various guarantees, including the maximum potential amounts of future payments, assets held as collateral and the carrying amount of the liabilities recorded on the balance sheets, if applicable:

                                                           DECEMBER 31, 2002
                                        -------------------------------------------------------
                                        MAXIMUM POTENTIAL                    CARRYING AMOUNT OF
                                        AMOUNT OF FUTURE    ASSETS HELD AS   LIABILITY RECORDED
TYPE OF GUARANTEE                           PAYMENTS          COLLATERAL      ON BALANCE SHEET
-----------------                       -----------------   --------------   ------------------
                                                             (IN MILLIONS)
Guarantees under Reliant Resources'
  debt(1).............................       $1,100             $  --              $  --
Hedging obligations(2)................            2                --                 --
Payment and performance obligations
  under service contracts(3)..........           26                --                 --
                                             ------             -----              -----
  Total guarantees....................       $1,128             $  --              $  --
                                             ======             =====              =====

                                                           DECEMBER 31, 2003
                                        -------------------------------------------------------
                                        MAXIMUM POTENTIAL                    CARRYING AMOUNT OF
                                        AMOUNT OF FUTURE    ASSETS HELD AS   LIABILITY RECORDED
TYPE OF GUARANTEE                           PAYMENTS          COLLATERAL      ON BALANCE SHEET
-----------------                       -----------------   --------------   ------------------
                                                             (IN MILLIONS)
Guarantees under Reliant Resources'
  debt................................       $1,100             $  --              $  --
Hedging obligations(2)................            2                --                 --
                                             ------             -----              -----
  Total guarantees....................       $1,102             $  --              $  --
                                             ======             =====              =====

---------------

(1) Orion Power Holdings has guaranteed Reliant Resources' March 2003 credit facility and senior secured notes. The related debt matures at varying dates from 2007 to 2013.

(2) Orion Power Holdings has guaranteed the performance of certain of its wholly-owned subsidiaries' hedging obligations. These guarantees were provided to counterparties in order to facilitate physical and financial agreements in fuel and emissions. As of December 31, 2003, the expiration of certain guarantees was not yet determinable, as they are ongoing. The fair values of the underlying transactions are included in Orion Power Holdings' subsidiaries' balance sheets.

(3) Orion Power Holdings has guaranteed the payment obligations of certain wholly-owned subsidiaries arising under long-term service agreements. These guarantees have varying expiration dates. As of December 31, 2002, guarantees with determinable expiration dates expire over varying year's through December 2014. As of December 31, 2003, the expiration date of certain guarantees was not yet determinable.

     Unless otherwise noted, failure by the primary obligor to perform under the terms of the various agreements and contracts guaranteed may result in the beneficiary requesting immediate payment from Orion Power Holdings. To the extent liabilities exist under the various agreements and contracts that Orion Power Holdings guarantees, such liabilities are recorded in Orion Power Holdings' subsidiaries' balance sheets at December 31, 2003. Management believes the likelihood that Orion Power Holdings would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.

     Together with certain of Reliant Resources' other subsidiaries, Orion Power Holdings is a guarantor of the obligations under Reliant Resources' Amended and Restated Credit and Guaranty Agreement dated as of March 28, 2003, subject to certain limitations under the Orion Power Holdings' senior notes. These limitations limit the amount of Orion Power Holdings' guarantee based on a fixed charge coverage ratio, consolidated tangible assets and a restricted payment ceiling test, under the Orion Power Holdings' senior notes. Additionally, Orion Power Holdings is the only limited guarantor of the obligations under Reliant

                           ORION POWER HOLDINGS, INC.

                  SCHEDULE I - CONDENSED FINANCIAL INFORMATION
             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

Resources' senior secured notes issued in July 2003, subject to the same limitations. None of Orion Power Holdings' subsidiaries guarantee Reliant Resources' senior secured notes.

     Both Reliant Resources' March 2003 credit facility and its senior secured notes restrict Orion Power Holdings' and its subsidiaries' ability to take specific actions, subject to numerous exceptions that are designed to allow for the execution of Reliant Resources' and its subsidiaries' business plans in the ordinary course, including the preservation and optimization of existing investments in the retail energy and wholesale energy businesses and the ability to provide credit support for commercial obligations. See note 13(e) to Orion Power's consolidated financial statements.

  (b) LEASES

     Orion Power Holdings has entered in various non-cancelable operating lease arrangements for office space and storage space. These leases terminate in 2005. Future minimum payments due under these leases are as follows (in thousands):

2004........................................................  $340
2005........................................................   173
                                                              ----
                                                              $513
                                                              ====

     Total rental expense for 2001, January 1, 2002 through February 19, 2002, February 20, 2002 through December 31, 2002 and 2003 was $377,000, $43,000,
$275,000 and $445,000, respectively.

(6) CASH DISTRIBUTIONS

     Orion Power New York, L.P. made cash distributions to Orion Power Holdings in 2001 of $86 million and in 2002 as part of a refinancing, repaid a $60 million revolving senior credit facility on behalf of Orion Power Holdings, which was deemed a distribution to Orion Power Holdings (see note 7 to Orion Power's consolidated financial statements). No dividends or distributions had been made to Orion Power Holdings by Orion Power New York, L.P. in 2002 or 2003. No dividends or distributions had been made to Orion Power Holdings by Orion Power MidWest, L.P. or Liberty Electric Power, LLC through December 31, 2003. Orion Power Development Company, Inc. distributed $831,000 to Orion Power Holdings in 2003. See note 7 to Orion Power's consolidated financial statements regarding restrictions on cash distributions from Orion Power Holdings' subsidiaries to Orion Power Holdings.

                                     * * *

                   ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

                             SCHEDULE II - RESERVES
         FOR THE PERIOD FEBRUARY 20, 2002 THROUGH DECEMBER 31, 2002 AND
                        THE YEAR ENDED DECEMBER 31, 2003
                             (THOUSANDS OF DOLLARS)

                  COLUMN A                       COLUMN B           COLUMN C            COLUMN D      COLUMN E
---------------------------------------------   ----------   ----------------------   ------------   ----------
                                                                   ADDITIONS
                                                             ----------------------
                                                BALANCE AT   CHARGED     CHARGED       DEDUCTIONS    BALANCE AT
                                                BEGINNING      TO       TO OTHER         FROM           END
                DESCRIPTION                     OF PERIOD    INCOME    ACCOUNTS (1)   RESERVES (2)   OF PERIOD
---------------------------------------------   ----------   -------   ------------   ------------   ----------
For the Period February 20, 2002 through
December 31, 2002:
  Accumulated provisions:
    Uncollectible accounts receivable........   $        -   $   951   $        989   $          -   $    1,940
    Reserves for inventory...................            -         -            208              -          208
    Deferred tax assets valuation............            -         -         29,714              -       29,714

For the Year Ended December 31, 2003:
  Accumulated provisions:
    Uncollectible accounts receivable........        1,940     6,164              -           (989)       7,115
    Reserves for inventory...................          208         -              -              -          208
    Deferred tax assets valuation............       29,714     3,831              -              -       33,545

-------------
(1) Charged to other accounts represents obligations established related to Reliant Resources, Inc.'s acquisition of Orion Power Holdings, Inc. and its subsidiaries.

(2) Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.

                                     * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our president and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.

CHANGES IN INTERNAL CONTROLS

     In connection with the evaluation described above, we identified no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

                        DIRECTORS AND EXECUTIVE OFFICERS

NAME                                   AGE (1)    PRESENT POSITION
-----------------------------------    -------    -----------------------------------------------------------------
Robert W. Harvey...................       48      President and a Director
Orlando Figueroa...................               Director
Mark M. Jacobs.....................       41      Executive Vice President and Chief Financial Officer
Michael L. Jines...................       45      Senior Vice President, General Counsel, Corporate Secretary and a
                                                    Director
Thomas C. Livengood................       48      Vice President and Controller

------------------
(1)  Age as of March 1, 2004.

     ROBERT W. HARVEY has served as our President and a Director since June 2003. He has served as Reliant Resources' Executive Vice President, Power Generation and Supply since January 2004 and its Executive Vice President and Group President, Wholesale from May 2003 to January 2004. He served as its Executive Vice President and Group President, Retail from January 2002 to May 2003. Mr. Harvey served as a Vice Chairman of CenterPoint from June 1999 until the Distribution. From 1982 to June 1999, Mr. Harvey was with the Houston office of McKinsey & Company. He was a director (senior partner) of the firm and was the leader of the firm's North American electric power and natural gas practice.

     ORLANDO FIGUEROA has served as a Director since August 2003. He is employed by Lord Securities Corporation and serves on our board pursuant to our agreement with them. He joined Lord Securities Corporation in March 2002 and is responsible for domicile regulatory compliance in both domestic and international jurisdictions wherein Lord Securities Corporation has a business presence. Prior to joining Lord Securities Corporation, he was employed by Loeb & Loeb LLP, where he was the Director of Corporate Services for the firm's 85-lawyer New York office.

     MARK M. JACOBS has served as our Executive Vice President and Chief Financial Officer since December 2003. He has served as Reliant Resources' Executive Vice President and Chief Financial Officer since the Distribution. Mr. Jacobs served as Executive Vice President and Chief Financial Officer of CenterPoint from July 2002 until the Distribution. Mr. Jacobs was employed by Goldman, Sachs & Co. from 1989 to 2002. He was a Managing Director in the firm's Natural Resources Group.

     MICHAEL L. JINES has served as our Senior Vice President, General Counsel and Corporate Secretary since June 2003. He has served as a Director since August 2003. From February 2002 until June 2003, he served as our Vice President and Assistant Corporate Secretary. He has served as Reliant Resources' Senior Vice President, General Counsel and Corporate Secretary since May 2003. He served as Reliant Resources' Deputy General Counsel and Senior Vice President and General Counsel, Wholesale Group from March 2002 to May 2003. Mr. Jines served as the Deputy General Counsel of Reliant Energy and Senior Vice President and General Counsel of its Wholesale Group until the Distribution.

     THOMAS C. LIVENGOOD has served as our Vice President and Controller since December 2003. He has served as Reliant Resources' Vice President and Controller since August 2002. From 1996 to August 2002, he served as Executive Vice President and Chief Financial Officer of Carriage Services, Inc.

                                      III-1

ITEM 11. EXECUTIVE COMPENSATION.

     All of our executive officers are employees of Reliant Resources. None of the executive officers receives any compensation or participates in any benefit plan or other compensatory arrangement from any of our subsidiaries or us. In addition, we pay no management fees to Reliant Resources or any of its subsidiaries for the direct services of our executive officers. Each executive officer splits his time between our parent and its various subsidiaries (including us).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     We have 1,000 shares of common stock outstanding. Reliant Resources owns all of our common stock and has pledged our common stock to secure the indebtedness under one of its credit facilities. If Reliant Resources defaults on such obligation, the lenders could foreclose on our stock, effecting a change of control. Other than such a situation, there are no securities outstanding or any other agreements in effect that would require us to issue, or give any person the right to acquire, any of our securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See note 3 to our consolidated financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Our parent company, Reliant Resources, retained Deloitte & Touche LLP, Deloitte Touche Tohmatsu and their respective affiliates to provide services to Reliant Resources and its subsidiaries, including us, for 2002 and 2003.

     In accordance with the terms of its charter, the Audit Committee of our parent company, Reliant Resources, approves in advance all audits, non-audit services and related fees.

     The following table shows the aggregate fees that Deloitte & Touche billed directly to us for audit and other professional services in the years ended December 31, 2002 and 2003. These fees, which primarily reflect the cost of incremental work associated with our business operations, may not be indicative of the accounting and other fees that we might have incurred if we were a separate stand-alone entity and not a subsidiary of Reliant Resources. In addition, in 2002 and 2003 Reliant Resources and its subsidiaries (other than us) were billed audit fees, audit-related fees, tax fees and other fees that are partially attributable to work performed for us and our subsidiaries, however, such amounts cannot be directly allocated between us and Reliant Resources and its other subsidiaries. All of the following fees were approved by the Audit Committee of Reliant Resources.

                       Years Ended
                       December 31,
                      --------------
TYPE OF FEES:         2002      2003
                      ----      ----
                      (in thousands)
Audit fees            $ 43      $463
Audit-related fees      32         7
Tax fees               118        83
                      ----      ----
Total                 $193      $553
                      ====      ====


     - "Audit fees" are the aggregate fees that Deloitte & Touche billed us directly for professional services rendered by Deloitte & Touche for professional services rendered for the audit of our annual financial statements and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. These "audit fees" include audit fees of our subsidiary financial statements related to Orion NY, Orion MidWest, Liberty and LEP.

     - "Audit-related fees" are the aggregate fees that Deloitte & Touche billed us directly for assurance and


                                      III-2
          related services that are related to the performance of the audit or the review of our financial statements that are not included in "audit fees."

     - "Tax fees" are the aggregate fees that Deloitte & Touche billed us directly for professional services provided by the principal accountant for tax compliance, tax advice and tax planning.

     Information regarding Reliant Resources' principal accountant fees and services will be set forth in the definitive proxy statement relating to Reliant Resources' annual meeting to be filed with the SEC pursuant to SEC Regulation 14A.

                                      III-3

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)  Orion Power Holdings, Inc. and Subsidiaries Financial Statements.
       Independent Auditors' Report....................................................................         F-2
       Consolidated Statements of Operations for the Year Ended December 31, 2001, for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 though December 31, 2002
         and for the Year Ended December 31, 2003......................................................         F-5
       Consolidated Balance Sheets as of December 31, 2002 and 2003....................................         F-6
       Consolidated Statements of Cash Flows for the Year Ended December 31, 2001, for the periods from January 1, 2002 through February 19, 2002 and February 20, 2002 though December 31, 2002
         and for the Year Ended December 31, 2003......................................................         F-7
       Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Year
         Ended December 31, 2001, for the periods from January 1, 2002 through February 19, 2002 and
         February 20, 2002 though December 31, 2002 and for the Year Ended December 31, 2003...........         F-8
       Notes to Consolidated Financial Statements......................................................         F-9

(a)(2) Financial Statement Schedules.
       Schedule I - Condensed Financial Information of Orion Power Holdings, Inc.
       Condensed Statements of Operations for the Year Ended December 31, 2001, for the periods from
         January 1, 2002 through February 19, 2002 and February 20, 2002 though December 31, 2002 and
         for the Year Ended December 31, 2003..........................................................        F-52
       Condensed Balance Sheets as of December 31, 2002 and 2003.......................................        F-53
       Condensed Statements of Cash Flows for the Year Ended December 31, 2001, for the periods from
         January 1, 2002 through February 19, 2002 and February 20, 2002 though December 31, 2002 and
         for the Year Ended December 31, 2003..........................................................        F-54
       Notes to Condensed Financial Statements.........................................................        F-55
       Schedule II - Orion Power Holdings, Inc. and Subsidiaries - Reserves for period February 20,
         2002 through December 31, 2002 and the Year Ended December 31, 2003...........................        F-58

     The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements: III, IV and V.

(a)(3) Exhibits

     See Index of Exhibits.

(b) Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ORION POWER HOLDINGS, INC.

                                          By:     /s/ Robert W. Harvey
                                              ----------------------------------
                                                  Robert W. Harvey
                                                      PRESIDENT
                                                   MARCH 15, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                         TITLE                   DATE
By:  /s/ Robert W. Harvey
   ---------------------------  PRESIDENT AND A DIRECTOR        MARCH 15, 2004
        ROBERT W. HARVEY        (PRINCIPAL EXECUTIVE OFFICER)

By:  /s/ Mark M. Jacobs
   ---------------------------  EXECUTIVE VICE PRESIDENT AND    MARCH 15, 2004
         MARK M. JACOBS         CHIEF FINANCIAL OFFICER
                                (PRINCIPAL FINANCIAL OFFICER)

By:  /s/ Thomas C. Livengood
   ---------------------------  VICE PRESIDENT AND CONTROLLER   MARCH 15, 2004
        THOMAS C. LIVENGOOD     (PRINCIPAL ACCOUNTING OFFICER)

By:  /s/ Michael L. Jines
   ---------------------------  SENIOR VICE PRESIDENT,          MARCH 15, 2004
         MICHAEL L. JINES       GENERAL COUNSEL, CORPORATE
                                SECRETARY AND A DIRECTOR

                                INDEX OF EXHIBITS

         Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

                                                                                      SEC FILE OR
EXHIBIT                                                     REPORT OR REGISTRATION    REGISTRATION   EXHIBIT
 NUMBER                 DOCUMENT DESCRIPTION                       STATEMENT             NUMBER     REFERENCE
--------   ---------------------------------------------  --------------------------  ------------  ---------
3.1        Certificate of Merger of Reliant Energy Power  Orion Power Holding's            1-10677      3.1.1
           Generation Merger Sub, Inc. into Orion Power   Annual Report on Form 10-K
           Holdings, Inc., dated February 19, 2002, with  for the year ended
           Certificate of Incorporation of the Survivor   December 31, 2001
           Corporation attached.

3.2        Amendment of Certificate of Incorporation of   Orion Power Holding's            1-10677      3.1.2
           Reliant Energy Power Generation Merger Sub,    Annual Report on Form 10-K
           Inc., dated February 19, 2002, renaming the    for the year ended
           corporation Orion Power Holdings, Inc.         December 31, 2001

3.3        Amended and Restated Bylaws                    Orion Power Holding's            1-10677      3.2.1
                                                          Annual Report on Form 10-K
                                                          for the year ended
                                                          December 31, 2001

3.4        Amendment to Amended and Restated Bylaws.      Orion Power Holding's            1-10677      3.2.2
                                                          Annual Report on Form 10-K
                                                          for the year ended
                                                               December 31, 2001

4.1        Indenture, dated as of April 27, 2000 between  Orion Power Holding's          333-44118        4.1
           Orion Power Holdings, Inc. and Wilmington      Registration Statement on
           Trust Company.                                 Form S-1, dated August 18,
                                                          2000

10.1       Transition Power Purchase Agreement, dated as  Orion Power Holding's          333-44118      10.10
           of February 4, 1999, between Niagara Mohawk    Registration Statement on
           Power Corporation and Erie Boulevard           Form S-1, dated August 18,
           Hydropower, L.P.                               2000

10.2       Provider of Last Resort Agreement, dated as    Orion Power Holding's          333-44118       10.9
           of September 24, 1999, between Duquesne Light  Registration Statement on
           Company and Orion Power Holdings, Inc.         Form S-1, dated August 18,
                                                          2000

10.3       Master Agreement dated as of July 31, 2000     Orion Power Holding's          333-57110      10.30
           between Liberty Electric Power, LLC, Liberty   Registration Statement on
           Electric PA, LLC, the Institutional Lenders    Form S-4, dated March 16,
           named therein, and The Chase Manhattan Bank    2001
           as Administrative Agent.

10.4       Credit Agreement dated as of July 31, 2000     Orion Power Holding's          333-57110      10.31
           between Liberty Electric PA, LLC, the Bank     Registration Statement on
           Lenders named therein, and the Chase           Form S-4, dated March 16,
           Manhattan Bank as Administrative Agent.        2001

10.5       Note Purchase Agreement dated as of July 31,   Orion Power Holding's          333-57110      10.32
           2000 between Liberty Electric PA, LLC and the  Registration Statement on
           Institutional Lenders named therein.           Form S-4, dated March 16,
                                                          2001

10.6       Agreement Plan of Merger dated as of           Orion Power Holding's,           1-10677        2.1
           September 26, 2001 by and Among Orion Power    Inc. Current Report on
           Holdings, Inc., Reliant Resources, Inc. and    Form 8-K dated September
           Reliant Energy Power Generation Merger Sub,    26, 2002
           Inc.

                                                                                      SEC FILE OR
EXHIBIT                                                     REPORT OR REGISTRATION    REGISTRATION   EXHIBIT
 NUMBER                 DOCUMENT DESCRIPTION                       STATEMENT             NUMBER     REFERENCE
--------   ---------------------------------------------  --------------------------  ------------  ---------
10.7       Second Amended and Restated Credit Agreement,  Orion Power Holding's            1-10677       10.1
           dated October 28, 2002, among Orion Power New  Quarterly Report on Form
           York, L.P., Banc of America Securities, LLC    10-Q for the quarterly
           and BNP Paribas, as Lead Arrangers and as      period ended September 30,
           Joint Book Runners, and the financial          2002
           institutions party thereto.

10.8       Second Amended and Restated Credit Agreement,  Orion Power Holding's            1-10677       10.2
           dated October 28, 2002, among Orion Power      Quarterly Report on Form
           MidWest, L.P., Banc of America Securities,     10-Q for the quarterly
           LLC and BNP Paribas, as Lead Arrangers and as  period ended September 30,
           Joint Book Runners, and the financial          2002
           institutions party thereto.

10.9       Deposit Account Agreement, dated October 28,   Orion Power Holding's            1-10677       10.3
           2002, between Orion Power Capital, L.L.C. and  Quarterly Report on Form
           Bank of America, N.A., as Collateral Agent     10-Q for the quarterly
                                                          period ended September 30,
                                                          2002

10.10      Amended and Restated Credit and Guaranty       Reliant Resources, Inc.'s         1-6455      10.42
           Agreement, dated as of March 28, 2003, among   Amendment No. 1 to its
           (i) Reliant Resources, Inc., as a Borrower     Annual Report on Form
           and Guarantor; (ii) Orion Power Holdings,      10-K/A for the year ended
           Inc., as a Limited Guarantor; (iii) the other  December 31, 2002
           Credit Parties referred to therein, as
           Borrowers and/or Guarantors; (iv) the Lenders
           referred to therein; (v) Bank of America,
           N.A., as administrative agent for the
           Lenders, as Collateral Agent and as an
           Issuing Bank; (vi) Barclays Bank PLC and
           Deutsche Bank AG, New York Branch, as
           syndication agents for the Lenders; (vii)
           Citicorp USA, Inc., as Tranche A Agent; and
           (viii) Citibank, N.A., as Tranche A
           Collateral Agent

10.11      Amendment No. 1 to First Amended and Restated  Reliant Resources, Inc.'s     333-107297      10.43
           Credit and Guaranty Agreement, dated as of     Registration Statement on
           June 16, 2003, among (i) Reliant Resources,    Form S-4, dated July 24,
           Inc., as a Borrower and Guarantor; (ii) Orion  2003, to which Orion Power
           Power Holdings, Inc., as a Limited Guarantor;  Holdings, Inc. is a
           (iii) the other Credit Parties referred to     registrant
           therein, as Borrowers and/or Guarantors; (iv)
           the Lenders referred to therein; (v) Bank of
           America, N.A., as administrative agent for
           the Lenders, as Collateral Agent and as an
           Issuing Bank; (vi) Barclays Bank PLC and
           Deutsche Bank AG, New York Branch, as
           syndication agents for the Lenders; (vii)
           Citicorp USA, Inc., as Tranche A Agent; and
           (viii) Citibank, N.A., as Tranche A
           Collateral Agent.

10.12      Amendment No. 2 dated as of December 29, 2003  Reliant Resources, Inc.'s        1-16455       99.2
           to the Amended and Restated Credit and         Current Report on Form
           Guaranty Agreement dated as of March 28,       8-K, dated December 29,
           2003, as amended by Amendment No. 1 dated as   2003
           of June 16, 2003 among (i) Reliant Resources,
           Inc., as a Borrower and Guarantor; (ii) Orion
           Power Holdings, Inc., as a Limited Guarantor;
           (iii) the other Credit Parties referred to
           therein, as Borrowers and/or Guarantors; (iv)
           the Lenders referred to therein; (v) Bank of
           America, N.A., as administrative agent for
           the Lenders, as Collateral Agent and as an
           Issuing Bank; (vi) Barclays Bank PLC and
           Deutsche Bank AG, New York Branch, as
           syndication agents for the Lenders; (vii)
           Citicorp USA, Inc., as Tranche A Agent; and
           (viii) Citibank, N.A., as Tranche A
           Collateral Agent

+10.13     Amended and Restated Limited
           Guaranty, dated as of July 1, 2003, executed by Orion Power Holdings, Inc. and delivered to Wachovia Bank, National Association, as the Collateral Trustee.

                                                                                      SEC FILE OR
EXHIBIT                                                     REPORT OR REGISTRATION    REGISTRATION   EXHIBIT
 NUMBER                 DOCUMENT DESCRIPTION                       STATEMENT             NUMBER     REFERENCE
--------   ---------------------------------------------  --------------------------  ------------  ---------
+12.1      Reliant Resources, Inc. and Subsidiaries
           Ratio of Earnings from Continuing Operations
           to Fixed Charges

+21.1      Subsidiaries of Orion Power Holdings, Inc.

+23.1      Consent of Deloitte & Touche LLP

+31.1      Certification of the President of Orion Power
           Holdings, Inc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2 Certification of the Executive Vice President and Chief Financial Officer of Orion Power
           Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1      Certification of the President of Orion Power
           Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title
           18, United States Code)

+32.2      Certification of Executive Vice President and
           Chief Financial Officer of Reliant Resources,
           Inc. pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title
           18, United States Code)