Form 10-Q
period 2004-03-31
ORION POWER HOLDINGS INC
filed 2004-05-07
CIK 1120236

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                         ------------------------------

                         Commission file number 1-16077

                           ORION POWER HOLDINGS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   Delaware                                   52-2087649
(State or Other Jurisdiction of Incorporation or   (I.R.S. Employer Identification No.)
                 Organization)

                            c/o Reliant Energy, Inc.
                                1000 Main Street
                              Houston, Texas 77002
               (Address of Principal Executive Offices) (Zip Code)

                                 (713) 497-3000
              (Registrant's Telephone Number, Including Area Code)

                         ------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 3, 2004, Orion Power Holdings, Inc. had 1,000 shares of voting common stock outstanding. All shares of voting common stock are held by Reliant Energy, Inc.

================================================================================

                   ORION POWER HOLDINGS, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

           Consolidated Statements of Operations (unaudited)
           Three Months Ended March 31, 2003 and 2004.............................................................     1

           Consolidated Balance Sheets (unaudited)
           December 31, 2003 and March 31, 2004...................................................................     2

           Consolidated Statements of Cash Flows (unaudited)
           Three Months Ended March 31, 2003 and 2004.............................................................     3

           Notes to Unaudited Consolidated Interim Financial Statements...........................................     4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...................    12
              Recent Developments and Other Information...........................................................    12
              Consolidated Results of Operations..................................................................    12
              Financial Condition.................................................................................    14

Item 3.   Quantitative and Qualitative Disclosures About Non-trading Activities and Related Market Risks..........    18

Item 4.    Controls and Procedures................................................................................    19

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.......................................................................................    20

Item 6.   Exhibits and Reports on Form 8-K........................................................................    20

      CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

      As used in this Form 10-Q, "Orion Power" refers to Orion Power Holdings, Inc. and its consolidated subsidiaries.

      When Orion Power makes statements containing projections, estimates or assumptions about revenues, income and other financial items, plans for the future, future economic performance, transactions for the sale of parts of the operations and financings related thereto, Orion Power is making "forward-looking statements." Forward-looking statements relate to future events and anticipated revenues, earnings, business strategies, competitive position or other aspects of the operations or operating results. In many cases you can identify forward-looking statements by terminology such as "anticipate," "estimate," "believe," "continue," "could," "intend," "may," "plan," "potential," "predict," "should," "will," "expect," "objective," "projection," "forecast," "goal," "guidance," "outlook," "effort," "target" and other similar words. However, the absence of these words does not mean that the statements are not forward-looking. Although Orion Power believes that the expectations and the underlying assumptions reflected in the forward-looking statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are not guarantees of future performance or events. Such statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements.

      Among other things, the matters described in (a) note 14 to Orion Power's consolidated financial statements, included in Orion Power's Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 17, 2004 and (b)
(i) "Management's Discussion and Analysis of Financial Condition and Results of Operations", (ii) notes 11 and 12 to the interim financial statements and (iii) "Legal Proceedings" in Part II, Item 1, all included in this report, could cause actual results to differ materially from those expressed or implied in the forward-looking statements.

      Each forward-looking statement speaks only as of the date of the particular statement and Orion Power undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   ORION POWER HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                              ---------------------------------
                                                                                   2003              2004
                                                                              ---------------   ---------------
REVENUES:
   Revenues.................................................................  $       263,055   $       307,765
   Revenues-affiliate.......................................................           16,614            11,993
                                                                              ---------------   ---------------
     Total..................................................................          279,669           319,758
                                                                              ---------------   ---------------
EXPENSES:
   Fuel.....................................................................           89,703            97,136
   Fuel-affiliate...........................................................           21,554            37,203
   Purchased power..........................................................            4,448             6,326
   Purchased power-affiliate................................................            5,691             7,471
   Operation and maintenance................................................           59,770            70,761
   General and administrative-affiliates....................................           12,715            13,468
   Taxes other than income taxes............................................           19,526            18,255
   Depreciation.............................................................           30,911            34,091
   Amortization.............................................................            6,312            10,516
                                                                              ---------------   ---------------
     Total..................................................................          250,630           295,227
                                                                              ---------------   ---------------
OPERATING INCOME............................................................           29,039            24,531
                                                                              ---------------   ---------------
OTHER INCOME (EXPENSE):
   Other, net...............................................................             (434)              739
   Interest expense.........................................................          (36,440)          (36,117)
   Interest income..........................................................              508               396
                                                                              ---------------   ---------------
     Total other expense....................................................          (36,366)          (34,982)
                                                                              ---------------   ---------------
LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE.........           (7,327)          (10,451)
   Income tax benefit.......................................................           (5,391)           (6,777)
                                                                              ---------------   ---------------
LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE..........................           (1,936)           (3,674)
   Cumulative effect of accounting change, net of tax.......................            2,121                 -
                                                                              ---------------   ---------------
NET INCOME (LOSS)...........................................................  $           185   $        (3,674)
                                                                              ===============   ===============

      See Notes to the Unaudited Consolidated Interim Financial Statements

                   ORION POWER HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                   DECEMBER 31,      MARCH 31,
                                                                                                      2003             2004
                                                                                                  -------------    -------------
                                           ASSETS
CURRENT ASSETS:
   Cash and cash equivalents...................................................................   $      33,441    $      34,762
   Restricted cash.............................................................................         189,440          180,286
   Accounts receivable, principally customer, net of allowance of $7,115 and $6,870............         111,795          115,796
   Receivable from affiliates, net.............................................................             221                -
   State income taxes receivable...............................................................          34,850           35,258
   Inventory...................................................................................          69,479           65,342
   Derivative assets...........................................................................          23,045           65,784
   Accumulated deferred income taxes...........................................................          11,530            1,635
   Prepaid insurance and property taxes........................................................          11,756           21,902
   Other current assets........................................................................           9,345            9,272
                                                                                                  -------------    -------------
       Total current assets....................................................................         494,902          530,037
                                                                                                  -------------    -------------
Property, plant and equipment, gross...........................................................       3,969,326        3,981,030
Accumulated depreciation.......................................................................        (239,893)        (273,259)
                                                                                                  -------------    -------------
PROPERTY, PLANT AND EQUIPMENT, NET.............................................................       3,729,433        3,707,771
                                                                                                  -------------    -------------
OTHER ASSETS:
   Goodwill, net...............................................................................         395,079          395,079
   Other intangibles, net......................................................................         434,413          430,390
   Derivative assets...........................................................................          12,150           32,977
   Deferred financing costs, net...............................................................          17,484           15,100
   Restricted cash.............................................................................           8,656            8,656
   Other.......................................................................................           5,523            5,333
                                                                                                  -------------    -------------
       Total other assets......................................................................         873,305          887,535
                                                                                                  -------------    -------------
TOTAL ASSETS...................................................................................   $   5,097,640    $   5,125,343
                                                                                                  =============    =============

                            LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt and short-term borrowings.................................   $     407,690    $     375,671
   Accounts payable, principally trade.........................................................          49,373           39,415
   Derivative liabilities......................................................................          19,480           18,986
   Payable to affiliates, net..................................................................               -            3,624
   Accumulated deferred income taxes...........................................................               -           17,964
   Accrued interest............................................................................          19,487           35,543
   Other.......................................................................................          29,025           24,417
                                                                                                  -------------    -------------
       Total current liabilities...............................................................         525,055          515,620
                                                                                                  -------------    -------------
OTHER LIABILITIES:
   Accumulated deferred income taxes...........................................................         429,168          420,782
   Derivative liabilities......................................................................          17,293           22,472
   Contractual obligations.....................................................................          52,439           55,983
   Other.......................................................................................          72,519           76,730
                                                                                                  -------------    -------------
       Total other liabilities.................................................................         571,419          575,967
                                                                                                  -------------    -------------
LONG-TERM DEBT.................................................................................       1,585,689        1,572,259
                                                                                                  -------------    -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
   Common stock; par value $1.00 per share (1,000 shares authorized, issued and outstanding)...               1                1
   Additional paid-in capital..................................................................       3,233,308        3,251,430
   Retained deficit............................................................................        (813,101)        (816,775)
   Accumulated other comprehensive (loss) income...............................................          (4,731)          26,841
                                                                                                  -------------    -------------
       Stockholder's equity....................................................................       2,415,477        2,461,497
                                                                                                  -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY.....................................................   $   5,097,640    $   5,125,343
                                                                                                  =============    =============

      See Notes to the Unaudited Consolidated Interim Financial Statements

                   ORION POWER HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                        ----------------------------
                                                                                             2003         2004
                                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)...............................................................     $        185    $     (3,674)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Cumulative effect of accounting changes.......................................           (2,121)              -
     Depreciation and amortization.................................................           37,223          44,607
     Non-cash equity contribution of operation and maintenance and general and
       administrative costs from stockholder.......................................           16,000          17,904
     Deferred income taxes.........................................................           (1,437)         (2,924)
     Net unrealized gains on derivatives...........................................           (4,539)         (4,913)
     Net amortization of contractual rights and obligations........................           14,406           8,887
     Amortization of deferred financing costs......................................            2,449           2,384
     Amortization of revaluation of acquired swaps and debt........................           (8,089)         (5,109)
     Changes in other assets and liabilities:
       Restricted cash.............................................................           29,116           9,154
       Accounts receivable, net....................................................           (5,586)         (4,001)
       Inventory...................................................................           (1,058)          4,137
       Prepaid insurance and property taxes and other current assets...............           (9,918)        (10,783)
       Other assets................................................................          (22,744)        (10,936)
       Accounts payable............................................................          (13,004)        (10,004)
       Payable to/receivable from affiliates, net..................................            9,266           4,064
       Other current liabilities...................................................          (14,286)         (4,608)
       Taxes payable/receivable....................................................            8,723            (363)
       Accrued interest............................................................           11,545          16,056
       Other liabilities...........................................................           (1,706)          3,313
                                                                                        ------------    ------------
         Net cash provided by operating activities.................................           44,425          53,191
                                                                                        ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures............................................................          (13,119)        (12,429)
                                                                                        ------------    ------------
         Net cash used in investing activities.....................................          (13,119)        (12,429)
                                                                                        ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt......................................................           (9,720)        (39,441)
   Decrease in short-term borrowings and revolving credit facilities, net..........          (11,000)              -
                                                                                        ------------    ------------
         Net cash used in financing activities.....................................          (20,720)        (39,441)
                                                                                        ------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS............................................           10,586           1,321
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................................            7,400          33,441
                                                                                        ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................................     $     17,986    $     34,762
                                                                                        ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash Payments:
     Interest paid (net of amounts capitalized)....................................     $     30,655    $     21,619
     Income taxes paid (net of income tax refunds received)........................     $    (12,677)   $     (3,490)

      See Notes to the Unaudited Consolidated Interim Financial Statements

                   ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(1) BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

      As used in this Form 10-Q, "Orion Power Holdings" refers to Orion Power Holdings, Inc. "Orion Power" refers to Orion Power Holdings, Inc. and its consolidated subsidiaries. Orion Power Holdings, a Delaware corporation, and its subsidiaries own and operate electric generation facilities in New York, Ohio, Pennsylvania and West Virginia with an aggregate generating capacity of 6,690 megawatts, as of March 31, 2004. Orion Power typically sells its wholesale products to electric power retailers, which are the entities that supply power to consumers.

      Orion Power is an indirect, wholly-owned subsidiary of Reliant Energy, Inc. (Reliant Energy) (formerly known as Reliant Resources, Inc.). Reliant Resources, Inc. changed its name to Reliant Energy effective April 26, 2004.

      This Form 10-Q includes Orion Power's consolidated interim financial statements and notes (interim financial statements). The interim financial statements are unaudited, omit certain financial statement disclosures and should be read in conjunction with Orion Power's audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2003.

BASIS OF PRESENTATION

      Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Adjustments and Reclassifications. The interim financial statements reflect all normal recurring adjustments necessary, in management's opinion to present fairly the financial position and results of operations for the reported periods. Amounts reported for interim periods, however, may not be indicative of a full year period due to seasonal fluctuations in demand for energy and energy services, changes in energy commodity prices, timing of maintenance and other expenditures, dispositions, changes in interest expense and other factors.

      Orion Power has reclassified certain amounts reported in this Form 10-Q from prior periods to conform to the 2004 presentation of financial statements. These reclassifications had no impact on reported earnings.

      Orion Power has reclassified general and administrative expenses and operation and maintenance expenses from prior period's presentation. General and administrative expenses in the consolidated statements of operations include (a) administrative services (including management services, financial and accounting, cash management and treasury support, legal, information technology system support, communications, office management and human resources), (b) regulatory costs and (c) certain benefit costs.

      FIN No. 46R. In January 2004, Orion Power adopted Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003) "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN No. 46R), which replaces the original FIN No. 46 and modified certain criteria in determining which entities should be considered as variable interest entities. The adoption had no impact on Orion Power's financial statements. The application of FIN No. 46R continues to evolve as the FASB continues to address issues submitted for consideration. Orion Power will continue to assess its application of clarified or revised guidance related to FIN No. 46R.

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

(2) RELATED PARTY TRANSACTIONS

      The interim financial statements include significant transactions between Orion Power and Reliant Energy and its other subsidiaries. The majority of these transactions involve the purchase or sale of energy, capacity, fuel, emissions allowances or related services (including transportation, transmission and storage services) by Reliant Energy Services, Inc. (Reliant Energy Services), a wholly-owned subsidiary of Reliant Energy, from or to Orion Power. In addition, significant technical and administrative support services are provided by affiliates. The following describes the impacts on the interim financial statements for the particular transactions:

      Support Services Agreement. In October 2002, Orion Power entered into a services arrangement with Reliant Energy Wholesale Service Company (REWSC), a wholly-owned subsidiary of Reliant Energy. REWSC allocates certain support services costs to Orion Power based on Orion Power's direct labor costs relative to the direct labor costs of other entities to which REWSC provides similar services. Management believes this method of allocation is reasonable. These allocations are not necessarily indicative of what would have been incurred had Orion Power been an unaffiliated entity. Orion MidWest and Orion NY may only pay a fixed amount for certain of these services due to contractual restrictions. The excess of the allocated amount over the fixed amount has been recorded as a non-cash equity contribution to Orion Power from Reliant Energy. During the three months ended March 31, 2003 and 2004, $20 million and $22 million, respectively, of support services costs were allocated to Orion Power by REWSC (and are recorded in operation and maintenance expenses and general and administrative expenses), of which $4 million in each period were billed and $16 million and $18 million, respectively, were recorded as non-cash equity contributions from Reliant Energy.

      Services and Commodity Agreements. In October 2002, Orion Power entered into an agreement with Reliant Energy Services to provide support services to Orion Power Holdings' subsidiaries, Orion MidWest and Orion NY, and their respective subsidiaries. Purchases from Reliant Energy Services under various commodity agreements, recorded in fuel expense and purchased power expense, were $22 million and $6 million, respectively, and $17 million and $7 million, respectively, during the three months ended March 31, 2003 and 2004, respectively. Sales to Reliant Energy Services under various commodity agreements, recorded in revenue, were $17 million and $12 million during the three months ended March 31, 2003 and 2004, respectively.

       Technical Services Arrangement. Beginning July 2002, REWSC agreed to provide personnel and technical services as required to the operating services subsidiaries of Orion Power Holdings under an informal agreement. These services assure that facilities are properly operated and maintained. Amounts incurred under this agreement during the three months ended March 31, 2003 and 2004, were $0.5 million and $2 million, respectively, and are included in operation and maintenance expense or capital, as appropriate.

      Liberty Energy Services Agreement and Gas Purchase Agreement. In August 2003, Liberty Electric Power, LLC (Liberty Power) entered into an agreement with Reliant Energy Services to provide certain services to Liberty Power. Reliant Energy Services receives a flat monthly fee from Liberty Power for providing these services in the amount of $0.1 million. The agreement had an initial term of 60 days and has been extended on a month-to-month basis. During the three months ended March 31, 2004, $0.2 million was incurred and expensed under this agreement. In addition, in August 2003, Liberty Power and Reliant Energy Services entered into a base contract for sale and purchase of natural gas pursuant to which Liberty Power buys natural gas from Reliant Energy Services. Liberty is required to pre-pay Reliant Energy Services at least monthly for all gas purchases. The contract had an initial term of 60 days and has been extended on a month-to-month basis. During the three months ended March 31, 2004, $20 million was incurred and expensed under this contract.

      Other. In May 2003 and November 2003, Reliant Energy contributed $15 million and $20 million, respectively, to Orion Power Holdings, as a partial funding of the semi-annual interest payment of $24 million on the senior notes due in each of May 2003 and November 2003. Orion Power Holdings used the cash from an income tax refund to fund the $24 million interest payment in May 2004. While Reliant Energy has no obligation, it intends to contribute any funding shortfall, as a partial funding of the semi-annual interest payment due in November 2004 should Orion Power Holdings' funds be insufficient. See note 7.

(3) RETIREMENT PLANS

Net benefit cost for Orion Power's qualified retirement plans includes the following components:

                                                                  PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                                                --------------------    -----------------------
                                                                          THREE MONTHS ENDED MARCH 31,
                                                                -----------------------------------------------
                                                                 2003         2004         2003        2004
                                                                -------      -------      -------     -------
                                                                                (IN MILLIONS)
Service cost................................................    $   1.0      $   1.2      $   0.4     $   0.3
Interest cost...............................................        1.0          1.1          0.5         0.5
Expected return on plan assets..............................       (0.6)        (0.7)           -           -
Accounting settlement charge................................        0.3            -            -           -
Net amortization............................................        0.3          0.3         (0.1)       (0.1)
                                                                -------      -------      -------     -------
   Net benefit cost.........................................    $   2.0      $   1.9      $   0.8     $   0.7
                                                                =======      =======      =======     =======

      Orion Power expects cash contributions to its pension plans will be approximately $7 million during 2004. As of March 31, 2004, Orion Power had contributed $2 million.

(4) COMPREHENSIVE INCOME

      The following table summarizes the components of total comprehensive income:

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                       ----------------------------
                                                                                           2003           2004
                                                                                       ------------   -------------
                                                                                              (IN MILLIONS)
Net income (loss)....................................................................  $          -   $          (4)
Other comprehensive income, net of tax:
   Deferred gain from cash flow hedges...............................................             3              32
   Reclassification of net deferred loss from cash flow hedges realized
      in net income..................................................................             4               -
                                                                                       ------------   -------------
Comprehensive income.................................................................  $          7   $          28
                                                                                       ============   =============

(5) GOODWILL AND PROPERTY, PLANT AND EQUIPMENT

      Orion Power evaluates goodwill and property, plant and equipment annually and when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Orion Power performed its annual impairment analysis of goodwill as of November 1, 2003 and recorded no impairments at that time. During July 2003, Orion Power recognized an impairment charge of $585 million (pre-tax and after-tax). Orion Power performed impairment analyses of all of its property, plant and equipment as of July 2003 and performed subsequent impairment analyses of certain of its property, plant and equipment as of December 31, 2003. In conjunction with those tests, Orion Power recorded no impairments.

      As Orion Power recognized a goodwill impairment in 2003, in the near future, if actual results of operations are worse than projected or Orion Power's wholesale energy market outlook changes negatively, Orion Power could have impairments of property, plant and equipment and goodwill in future periods. In addition, ongoing evaluations of the wholesale energy business could result in decisions to mothball, retire or dispose of additional generation assets, any of which could result in impairment charges of goodwill or property, plant and equipment or impact the fixed assets' depreciable lives.

      See note 12 for discussion of possible impairment of a subsidiary's generation assets.

(6) DERIVATIVE INSTRUMENTS

      Derivative assets and liabilities at December 31, 2003 and March 31, 2004 are as follows:

                                                                      ASSETS                LIABILITIES
                                                             -----------------------   -----------------------     NET ASSETS
                                                              CURRENT     LONG-TERM      CURRENT    LONG-TERM    (LIABILITIES)
                                                             ----------   ----------   ----------   ----------   -------------
                                                                                      (IN MILLIONS)
DECEMBER 31, 2003:
Derivative activities:
   Cash flow hedges - offset to accumulated
      other comprehensive income (loss):
     Commodity..........................................     $       17   $       10   $        -   $        -   $          27
     Interest...........................................              -            -          (18)         (17)            (35)
                                                             ----------   ----------   ----------   ----------   -------------
       Total............................................             17           10          (18)         (17)             (8)
   Derivatives marked to market through earnings........              6            2           (1)           -               7
                                                             ----------   ----------   ----------   ----------   -------------
       Total............................................     $       23   $       12   $      (19)  $      (17)  $          (1)
                                                             ==========   ==========   ==========   ==========   =============
MARCH  31, 2004:
Derivative activities:
   Cash flow hedges - offset to accumulated
     other comprehensive income (loss):
     Commodity..........................................     $       56   $       31   $        -   $        -   $          87
     Interest...........................................              -            -          (19)         (22)            (41)
                                                             ----------   ----------   ----------   ----------   -------------
       Total............................................             56           31          (19)         (22)             46
   Derivatives marked to market through earnings........             10            2            -            -              12
                                                             ----------   ----------   ----------   ----------   -------------
       Total............................................     $       66   $       33   $      (19)  $      (22)  $          58
                                                             ==========   ==========   ==========   ==========   =============

      Pre-tax income of derivative instruments, including energy derivatives and interest rate derivatives, both from cash flow hedge ineffectiveness and from derivative mark-to-market income and losses, for the three months ended March 31, 2003 and 2004 are as follows:

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------
                                                                        2003           2004
                                                                    ------------    ------------
                                                                            (IN MILLIONS)
Energy derivative instruments:
   Hedge ineffectiveness (1)......................................  $          -    $          -
   Other net unrealized gains on derivatives (2)..................             5               5
Interest rate derivative instruments:
   Hedge ineffectiveness (1)......................................             -               -
   Other net unrealized gains on derivatives (2)..................             -               -
                                                                    ------------    ------------
     Total........................................................  $          5    $          5
                                                                    ============    ============

------------
(1) For the three months ended March 31, 2003 and 2004, no component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness.

(2) Includes $0 for the three months ended March 31, 2003 and 2004, of income/losses recognized in the results of operations as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur.

      As of December 31, 2003 and March 31, 2004, the maximum length of time Orion Power is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding the payment of variable interest on existing financial instruments, is two years. As of December 31, 2003 and March 31, 2004, the maximum length of time Orion Power is hedging its exposure to the payment of variable interest rates is six years. As of March 31, 2004, Orion Power expects $22 million of gains netted in accumulated other comprehensive income/loss to be reclassified into net income (loss) during the period from April 1, 2004 to March 31, 2005.

(7) CREDIT FACILITIES AND DEBT

      The following table sets forth the debt outstanding to third parties as of December 31, 2003 and March 31, 2004:

                                                                   DECEMBER 31, 2003                       MARCH 31, 2004
                                                         -------------------------------------  ------------------------------------
                                                           WEIGHTED                              WEIGHTED
                                                           AVERAGE                                AVERAGE
                                                         CONTRACTUAL                            CONTRACTUAL
                                                           INTEREST                              INTEREST
                                                          RATE (1)     LONG-TERM   CURRENT (2)   RATE (1)    LONG-TERM   CURRENT (2)
                                                         -----------   ---------   -----------  -----------  ---------   -----------
                                                                            (IN MILLIONS, EXCEPT INTEREST RATES)
CREDIT FACILITIES
     Orion Power Holdings senior notes................        12.00%   $     400   $         -        12.00% $     400   $         -
     Orion MidWest and Orion NY term loans............         3.93        1,093           125         3.94      1,085            93
     Orion MidWest revolving working capital
      facility........................................            -            -             -            -          -             -
     Orion NY revolving working capital facility......            -            -             -            -          -             -
     Liberty credit agreement:
       Floating rate debt (3).........................         2.40            -            97         2.37          -            97
       Fixed rate debt (3)............................         9.02            -           165         9.02          -           165
                                                                       ---------   -----------               ---------   -----------
         Total facilities.............................                     1,493           387                   1,485           355
                                                                       ---------   -----------               ---------   -----------
OTHER
     Adjustment to fair value of debt (4).............            -           58             8            -         56             8
     Adjustment to fair value of interest rate swaps
       (4)............................................            -           34            13            -         31            12
     Other............................................         6.20            1             -         6.20          -             1
                                                                       ---------   -----------               ---------   -----------
         Total other debt.............................                        93            21                      87            21
                                                                       ---------   -----------               ---------   -----------
           Total debt.................................                 $   1,586   $       408               $   1,572           376
                                                                       =========   ===========               =========   ===========

---------------------

(1) The weighted average contractual interest rates are for borrowings outstanding as of December 31, 2003 or March 31, 2004, as applicable.

(2) Includes amounts due within one year of the date noted and loans outstanding under revolving and working capital facilities classified as current liabilities. See sub-footnote 3 below.

(3) The entire balance outstanding under this credit agreement has been classified as current as of December 31, 2003 and March 31, 2004. Included in the outstanding amount as of December 31, 2003 and March 31, 2004, is $2 million and $4 million, respectively, of scheduled principal payments for which no payment has been made. The scheduled principal payments totaled $2 million in each of October 2003 and January 2004. In addition, no payment has been made for the $2 million principal payment scheduled for April 2004. As interest payments due were deferred, additional interest will be charged on the past due interest amounts. Of the amount shown as current under the Liberty credit agreement, $9 million matures within 12 months of March 31, 2004. See note 12 for further discussion.

(4) As a result of the acquisition by Reliant Energy, debt and interest rate swaps were adjusted to fair market value as of the acquisition date. Included in the adjustment to fair value of debt is $66 million and $64 million related to the Orion Power Holdings senior notes as of December 31, 2003 and March 31, 2004, respectively. Included in the adjustment to fair value of interest rate swaps is $28 million and $19 million related to the Orion MidWest and Orion NY credit facilities, respectively, as of December 31, 2003. Included in the adjustment to fair value of interest rate swaps is $26 million and $17 million related to the Orion MidWest and Orion NY credit facilities, respectively, as of March 31, 2004. Included in interest expense is amortization of $2 million and $2 million for valuation adjustments for debt and $7 million and $4 million for valuation adjustments for interest rate swaps, respectively, for the three months ended March 31, 2003 and 2004, respectively. These valuation adjustments are being amortized over the respective remaining terms of the related financial instruments.

      The following table provides a summary of the amounts owed and amounts available as of March 31, 2004, under the various committed credit facilities:

                                                                                            COMMITMENTS
                                          TOTAL                                             EXPIRING BY
                                        COMMITTED      DRAWN      LETTERS OF    UNUSED       MARCH 31,    PRINCIPAL AMORTIZATION AND
                                          CREDIT       AMOUNT       CREDIT      AMOUNT         2005       COMMITMENT EXPIRATION DATE
                                        ----------   ----------   ----------   ---------    -----------   --------------------------
                                                              (IN MILLIONS)
Orion Power Holdings senior notes...    $      400   $      400   $        -   $       -    $         -   May 2010
Orion MidWest and Orion NY term
  loans.............................         1,178        1,178            -           -             28   June 2004 - October 2005
Orion MidWest revolving working
  capital facility..................            75            -           13          62              -   October 2005
Orion NY revolving working capital
  facility..........................            30            -            7          23              -   October 2005
Liberty credit agreement............           284          262           17           5(1)           9   April 2004 - April 2026
                                        ----------   ----------   ----------   ---------    -----------
Total...............................    $    1,967   $    1,840   $       37   $      90    $        37
                                        ==========   ==========   ==========   =========    ===========

------------

(1) This amount is currently not available to Liberty Electric PA, LLC and Liberty Power. See note 12.

      As of March 31, 2004, only the Orion Power Holdings senior notes aggregating $400 million were unsecured.

(8) STOCKHOLDER'S EQUITY

      For a discussion of Orion Power equity transactions related to Reliant Energy, see note 2.

(9)        INCOME TAXES

           A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                          2003              2004
                                                                       ----------        ----------
                                                                              (IN MILLIONS)
Loss before income taxes and cumulative effect of accounting
   change.........................................................     $     (7.3)       $    (10.5)
Federal statutory rate............................................             35%               35%
                                                                       ----------        ----------
Income tax benefit at statutory rate..............................           (2.6)             (3.7)
                                                                       ----------        ----------
Net (reduction) addition in taxes resulting from:
   State tax credits (Empire Zone tax credits)....................           (2.9)             (2.9)
   State income taxes, net of federal income tax benefit..........              -              (0.7)
   Other..........................................................            0.1               0.5
                                                                       ----------        ----------
     Total........................................................           (2.8)             (3.1)
                                                                       ----------        ----------
Income tax benefit................................................     $     (5.4)       $     (6.8)
                                                                       ==========        ==========
Effective tax rate................................................           73.6%             64.8%

(10) COMMITMENTS

      Guarantees. Together with certain of Reliant Energy's other subsidiaries, Orion Power Holdings is a guarantor of the obligations under Reliant Energy's Amended and Restated Credit and Guaranty Agreement dated as of March 28, 2003, subject to certain limitations under Orion Power Holdings' senior notes. These limitations limit the amount of the guarantee based on a fixed charge coverage ratio, consolidated tangible assets and a restricted payment ceiling test, under the Orion Power Holdings senior notes. Additionally, Orion Power Holdings is the only limited guarantor of the obligations under Reliant Energy's senior secured notes issued in July 2003, subject to the same limitations. None of Orion Power Holdings' subsidiaries guarantee Reliant Energy's senior secured notes.

      Reliant Energy has calculated the aggregate amount permitted to be guaranteed under both the guarantee for its March 2003 credit facility and the guarantee for its senior secured notes to be approximately $1.1 billion, which is the maximum potential amount of future payments. These guarantees mature at varying dates from 2007 to 2013.

      Both Reliant Energy's March 2003 credit facility and its senior secured notes restrict Orion Power Holdings' and its subsidiaries' ability to take specific actions, subject to numerous exceptions that are designed to allow for the execution of Reliant Energy's and its subsidiaries' business plans in the ordinary course, including the preservation and optimization of existing investments in the retail energy and wholesale energy businesses and the ability to provide credit support for commercial obligations. Orion Power's failure to comply with these restrictions could result in an event of default under the Reliant Energy's March 2003 credit facility or its senior secured notes that, if not cured or waived, could result in Reliant Energy being required to repay its borrowings before their due date.

      Orion Power routinely enters into contracts that include indemnification and guarantee provisions. Examples of these contracts include purchase and sale agreements, commodity purchase and sale agreements, operating agreements, service agreements, lease agreements, procurement agreements and certain debt agreements. In general, these provisions indemnify the counterparty for matters such as breaches of representations and warranties and covenants contained in the contract and/or against certain specified liabilities. In the case of commodity purchase and sale agreements, generally damages are limited through liquidated damages clauses whereby the parties agree to establish damages as the costs of covering any breached performance obligations. In the case of debt agreements, Orion Power generally indemnifies against liabilities that arise from the preparation, entry into, administration or enforcement of the agreement. Orion Power is unable to estimate its maximum potential amount under these provisions unless and until an event triggering payment under these provisions occurs. However, based on current information, Orion Power considers the likelihood of making any material payments under these provisions to be remote.

(11) CONTINGENCIES

      Legal and Environmental Matters. For information regarding legal proceedings and environmental matters, see note 14 to Orion Power's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2003, which, as updated herein, is incorporated by reference.

      Indictment of Reliant Energy Services, Inc. On April 8, 2004, Reliant Energy was notified that a federal grand jury in San Francisco, California had returned an indictment against one of Reliant Energy's subsidiaries, Reliant Energy Services, as well as two former and two current employees of Reliant Energy Services, on charges related to an alleged violation of the Commodity Exchange Act and related wire fraud and conspiracy charges. Reliant Energy Services is not a subsidiary of Orion Power Holdings; however, Orion Power does engage in transactions with Reliant Energy Services (see note 2). The indictment is based on allegations that Reliant Energy Services engaged in price manipulation by curtailing electricity generation in California on two days in June 2000. Reliant Energy Services is the subsidiary of Reliant Energy responsible for purchasing fuel for and marketing the power produced by the generation facilities. Reliant Energy and Orion Power believe the actions that are the subject of the indictment were not in violation of laws, tariffs or regulations in effect at the time. Reliant Energy intends to contest these charges vigorously. Orion Power does not believe that this action will have any material adverse impact on its results of operations, financial position and cash flows. In addition, Reliant Energy and Orion Power do not believe that this proceeding will have any material adverse impact on their ongoing business operations, including any impact on credit or debt agreements; the wholesale license held by Reliant Energy Services; the licenses held by other subsidiaries; or contracts and agreements to which Reliant Energy Services is a party.

(12) LIBERTY GENERATING STATION

      Default Under Non-Recourse Financing Agreement. Liberty Power is a wholly-owned subsidiary of Liberty Electric PA, LLC (Liberty Electric), which is an indirect wholly-owned subsidiary of Orion Power Holdings. Liberty Power and Liberty Electric are collectively referred to as "Liberty." Liberty owns a 530 megawatt combined cycle gas fired power generation facility (the Liberty generating station). Liberty financed the construction costs of the Liberty generating station with borrowings under a credit agreement of which $262 million (in principal) is outstanding as of March 31, 2004. Borrowings under the credit agreement, which are non-recourse to Reliant Energy and Orion Power Holdings and their affiliates (other than Liberty), are secured solely by the assets of the Liberty generating station and by the ownership interest in Liberty. For additional information, see notes 7 and 14 to Orion Power's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2003.

      As of May 3, 2004, Liberty is in default under its credit agreement, including its obligation to make $6 million in principal payments and $14 million in interest payments. Orion Power has classified the debt as a current liability.

      Neither Reliant Energy nor Orion Power intends to make additional capital contributions to Liberty. Reliant Energy and Orion Power have initiated discussions with Liberty's lenders regarding a possible arrangement that would result in a transfer of ownership of Liberty to the lenders or foreclosure. Orion Power is not able to predict the outcome of these discussions. Although, to date, Liberty's lenders have not foreclosed on their security interests in Liberty's assets or in the ownership of Liberty, Orion Power would not expect the lenders to continue to refrain from exercising such rights indefinitely.

      Liberty's defaults under its credit agreement do not constitute an event of default under any other debt agreement of Reliant Energy or Orion Power or their affiliates. In addition, the exercise of the lenders foreclosure remedies with respect to Liberty, or the transfer of ownership of Liberty to the lenders, would not constitute an event of default under any of these debt agreements.

      At December 31, 2003 and March 31, 2004, Orion Power evaluated the Liberty generating station and its related intangible asset for impairment. Based on the analyses, there were no impairments at that time. However, if the lenders exercise their default remedies and/or Orion Power enters into a transfer arrangement, Orion Power will incur a pre-tax loss of an amount up to its recorded net book value, including the non-recourse debt obligations, with the potential of an additional loss due to an impairment of goodwill allocable to Liberty. As of March 31, 2004, the consolidated net book value of Liberty Electric was $342 million, excluding the non-recourse debt obligations of $262 million, resulting in a net amount of $80 million.

       Tolling Agreement Litigation. In July 2003, NEGT Energy Trading-Power, L.P. (ET Power), the counterparty to the tolling agreement under which Liberty sold the generation output of the Liberty generating station, filed for bankruptcy. In connection with the bankruptcy proceeding, ET Power terminated the tolling agreement. National Energy & Gas Transmission, Inc. (NEGT), which is a debtor in the bankruptcy proceeding, and Gas Transmission Northwest Corporation (GTN), which is not a debtor in the bankruptcy proceeding, have each guaranteed ET Power's obligations under the tolling agreement. The liability of each guarantor is capped at $140 million and the combined liability of the guarantors is also capped at $140 million. Following the termination of the tolling agreement, Liberty submitted a termination invoice to ET Power of $177 million.

      In September 2003, Liberty sued GTN in federal court in Texas seeking payment of $140 million (the maximum amount of its guarantee) out of the $177 million termination claim. Subsequently, ET Power countersued Liberty in bankruptcy court seeking to collect a $108 million termination payment under the tolling agreement. Liberty's obligations under the tolling agreement are secured by a $35 million letter of credit issued under the senior secured revolver of Reliant Energy. If the letter of credit were to be drawn, Reliant Energy would be required to reimburse the issuing bank and may have an unsecured claim for reimbursement against Liberty.

      In April 2004, the parties commenced arbitration proceedings over the disputed termination payment. Liberty submitted its arbitration claim for $159 million plus costs, fees and interest. Pending the conclusion of the arbitration, Liberty has agreed to stay its litigation against GTN. Orion Power is not able to predict the ultimate outcome of the arbitration and related litigation. If, however, Liberty recovers the termination amount, the credit agreement requires that such amounts be used to pay down principal and interest under the Liberty credit agreement. Under United States and Pennsylvania tax laws, the receipt of a termination payment by Liberty will likely be deemed taxable income to Reliant Energy and Orion Power Holdings and their other affiliates even though the proceeds are required to pay down debt to the lenders.

                                      * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      As used in this Form 10-Q, "Orion Power Holdings" refers to Orion Power Holdings, Inc. and "we," "us" and "our" refer to Orion Power Holdings, Inc. and its consolidated subsidiaries.

      This "Management's Discussion and Analysis of Financial Condition and Results of Operations" is provided as a supplement to our interim financial statements to help provide an understanding of our results of operations, financial condition and changes in financial condition. It should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003.

                    RECENT DEVELOPMENTS AND OTHER INFORMATION

      Restructuring Impacts. We are a wholly-owned subsidiary of Reliant Energy. Throughout 2004, Reliant Energy intends to continue to identify, evaluate and pursue opportunities to restructure its business operations in order to increase its efficiency, reduce costs and reduce its liquidity and capital requirements. Reliant Energy will incur short-term costs in the form of severance payments, information technology systems investments, costs and write-offs related to corporate leases and other restructuring costs as part of its efforts to reduce its cost structure. Reliant Energy estimates that its future severance and other restructuring costs will be $55 million for April through December 2004. In addition, severance costs and other restructuring costs are expected to be incurred in 2005 and 2006. Future decisions to mothball, retire or dispose of assets could result in impairment charges. In addition, Reliant Energy could have write-offs or shorten depreciable lives of other types of property, plant and equipment, such as information technology systems. Reliant Energy is currently evaluating the future use of certain information technology systems. We will be impacted by some of these actions of Reliant Energy.

                       CONSOLIDATED RESULTS OF OPERATIONS

      See our consolidated statements of operations in our interim financial statements.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

      Net Income (Loss). We reported $3.7 million consolidated net loss for the three months ended March 31, 2004 compared to $0.2 million consolidated net income for the three months ended March 31, 2003. The reasons for the change from net income to net loss are explained below.

      Revenues. Revenues increased $40 million during the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The increase is detailed as follows:

                                                                 THREE MONTHS ENDED MARCH 31,
                                                             ------------------------------------
                                                                2003        2004        CHANGE
                                                             ----------  -----------  -----------
                                                                        (IN MILLIONS)
Third-party revenues.......................................  $      258  $       303  $        45 (1)
Revenues - affiliates......................................          17           12           (5)
Unrealized gains...........................................           5            5            -
                                                             ----------  -----------  -----------
    Total revenues.........................................  $      280  $       320  $        40
                                                             ==========  ===========  ===========

--------------
(1) Increase primarily due to (a) 13% increase in generation, (b) increased energy revenues at the Liberty generating facility as a result of selling power as a merchant energy plant beginning in July 2003, as compared to earning capacity revenues under a tolling agreement during the three months ended March 31, 2003 and (c) decreased amortization of contractual rights and obligations.

      Fuel and Purchased Power. Fuel and purchased power increased $27 million during the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The increase is detailed as follows:

                                                                    THREE MONTHS ENDED MARCH 31,
                                                             -----------------------------------------
                                                               2003             2004          CHANGE
                                                             ----------      -----------    ----------
                                                                            (IN MILLIONS)
Third-party fuel and purchased power costs.................  $       94      $       103    $        9
Fuel and purchased power - affiliates......................          27               45            18
                                                             ----------      -----------    ----------
    Total fuel and purchased power.........................  $      121      $       148    $       27(1)
                                                             ==========      ===========    ==========

----------------
(1) Increase primarily due to (a) the termination of the tolling agreement at the Liberty generating facility in July 2003, which resulted in Liberty purchasing fuel to operate the station as a merchant plant and (b) increased purchased power at our MidWest facilities due to increased outages.

      Gross margins. Gross margins increased $13 million during the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The detail is as follows:

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                -----------------------------------------
                                                                   2003            2004          CHANGE
                                                                ----------      -----------    ----------
                                                                              (IN MILLIONS)
Orion MidWest..............................................     $       74      $        67    $       (7)(1)
Orion NY...................................................             80              100            20 (2)
Liberty....................................................              5                5             -
                                                                ----------      -----------    ----------
  Total gross margin.......................................     $      159      $       172    $       13
                                                                ==========      ===========    ==========

----------------
(1) Decrease primarily due to lower volumes as a result of lower generation volumes under a "provider of last resort" contract.

(2) Increase primarily due to (a) increased generation at our New York City facilities, (b) higher capacity revenues at our New York City facilities and (c) increased generation at our hydro facilities in 2004.

      Operation and Maintenance. Operation and maintenance expenses, including amounts allocated from affiliates, increased $11 million during the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The increase is detailed as follows (in millions):

Maintenance projects and outages...........................................     $       13
Legal costs................................................................              2
Bad debt expense...........................................................             (5)(1)
Other, net.................................................................              1
                                                                                ----------
   Net increase in expense.................................................     $       11
                                                                                ==========

---------------
(1) Decrease primarily due to the recognition of $5 million of bad debt expense during the three months ended March 31, 2003, related to the Liberty generating station tolling agreement. See note 12 to our interim financial statements.

      General and Administrative-Affiliates. General and administrative expenses, which are allocated from Reliant Energy, did not change significantly during the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

      Taxes Other Than Income Taxes. Taxes other than income taxes decreased $1 million during the three months ended March 31, 2004 compared to the three months ended March 31, 2003 due to a tax refund of $1 million received in 2004.

      Depreciation and Amortization. Depreciation and amortization expense increased $7 million during the three months ended March 31, 2004 compared to the three months ended March 31, 2003 primarily due to increased amortization of air emissions regulatory allowances.

      Interest Expense. Interest expense to third parties did not change significantly during the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The detail is as follows (in millions):

Interest expense on third-party debt......................................   $     (7)(1)
Bank and facility fees expensed...........................................          2
Offset to interest expense for amortization of
   adjustments to fair value of acquired interest rate swaps..............          3 (2)
Other, net................................................................          2
                                                                             --------
   Net decrease in expense................................................   $      -
                                                                             ========

-------------------
(1) This net impact is due to $(6) million due to lower debt balances and $(1) million due to lower interest rates.

(2)   See note 7 to our interim financial statements.

      Income Tax Benefit. For the three months ended March 31, 2003 and 2004, our effective tax rates were 73.6% and 64.8%, respectively. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $3 million for both the three months ended March 31, 2003 and 2004. These items primarily related to Empire Zone tax credits (see below). See note 9 to our interim financial statements.

      Certain of our New York operations qualify for the Empire Zone program beginning with calendar tax year ending December 31, 2001. The benefits under the program include a New York state income tax reduction credit, a wage tax credit, a sales tax credit and a real property tax credit. All credits are used to offset New York state income tax with any excess credits being refundable. We recognized in our results of operations Empire Zone benefits of $3 million (after federal taxes) for both the three months ended March 31, 2003 and 2004. Under current law, we are entitled to program benefits for a 14-year period, which began in 2001 and ends in 2014. Legislation has been introduced that, if passed, could materially change or eliminate the benefits received from the Empire Zone program.

                               FINANCIAL CONDITION

      In this section, we provide updates related to sources of liquidity and capital resources, liquidity and capital requirements and historical cash flows. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003.

SOURCES OF LIQUIDITY AND CAPITAL RESOURCES

      Our principal sources of liquidity and capital resources are cash flows from operations, borrowings under our various revolving credit facilities, as described below and capital contributions from Reliant Energy.

      Cash Flows from Operations. All of our operations are conducted by our subsidiaries. As a result, our cash flow is dependent upon the receipt from our subsidiaries of cash dividends, distributions or other transfers of cash generated by their operations.

      For the three months ended March 31, 2003 and 2004, our earnings were insufficient to cover our fixed charges by $7 million and $10 million, respectively.

      Credit Capacity, Cash and Cash Equivalents. The following table summarizes our credit capacity, cash and cash equivalents and current restricted cash at March 31, 2004 (in millions):

Total committed credit (1)..............................     $      1,967
Outstanding borrowings..................................            1,840
Outstanding letters of credit...........................               37
                                                             ------------
Unused borrowing capacity ..............................               90 (2)
Cash and cash equivalents...............................               35
Current restricted cash (3).............................              180
                                                             ------------
   Total................................................     $        305
                                                             ============

------------
(1) As of March 31, 2004, we had consolidated current and long-term debt outstanding of $1.9 billion. As of March 31, 2004, $37 million of our committed credit facilities are to expire by March 31, 2005. For a discussion of our credit facilities and other debt, see note 7 to our interim financial statements.

(2) See notes 7 and 12 to our interim financial statements; $5 million of the unused capacity relates to Liberty's working capital facility, which is currently not available to Liberty.

(3) Current restricted cash includes cash at certain subsidiaries, the transfer or distribution of which is effectively restricted by the terms of financing agreements but is otherwise available to the applicable subsidiary for use in satisfying certain of its obligations.

LIQUIDITY AND CAPITAL REQUIREMENTS

      Our liquidity and capital requirements are primarily a function of our operations, borrowings under our various revolving credit facilities, as described below, and capital contributions from Reliant Energy.

      All of our credit and other debt agreements contain restrictive covenants. Failure to comply with these covenants could have a number of effects, including limitations on our ability to make additional borrowings under the credit facilities, increases in borrowing costs and the acceleration of indebtedness.

      Contributions from Reliant Energy. Orion Power has outstanding $400 million aggregate principal amount of 12% senior notes due 2010. The senior notes are unsecured. Credit agreements entered into by Orion MidWest and Orion NY contain requirements that are expected to restrict these entities from making dividends, loans or advances to Orion Power for future interest payments on the senior notes. If at the time such payments are due, dividends, loans or advances are restricted under the Orion NY and Orion MidWest credit agreements, and funds generated from Orion Power's other subsidiaries or from other sources are insufficient, payment default under Orion Power's senior notes may occur unless Reliant Energy elects to invest additional funds in Orion Power. In May 2003 and November 2003, Reliant Energy contributed $15 million and $20 million, respectively, to us, as a partial funding of the semi-annual interest payment of $24 million on the senior notes due in each of May 2003 and November 2003. Orion Power Holdings used the cash from an income tax refund to fund the $24 million interest payment in May 2004. While Reliant Energy has no obligation, it intends to contribute any funding shortfall, as a partial funding of the semi-annual interest payment due in November 2004 should Orion Power Holdings' funds be insufficient. During the three months ended March 31, 2003 and 2004, Reliant Energy did not contribute any funds to us related to these semi-annual interest payments. See note 2 to our interim financial statements.

      The following table details our cash collateral posted and letters of credit outstanding as of April 28, 2004 (in millions):

Cash collateral posted:
   For commercial operations............................         $          7
   In support of financings.............................                    -
                                                                 ------------
                                                                 $          7
                                                                 ============
Letters of credit outstanding:
   For commercial operations............................         $         24
   In support of financings.............................                   17
                                                                 ------------
                                                                 $         41
                                                                 ============

HISTORICAL CASH FLOWS

      The following table provides an overview of cash flows relating to our operating, investing and financing activities for the three months ended March 31, 2003 and 2004:

                                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                           ---------------------------------------
                                                                                                2003                   2004
                                                                                           ----------------       ----------------
                                                                                                       (IN MILLIONS)
Cash provided by (used in):
  Operating activities...................................................................  $             44       $             53
  Investing activities...................................................................               (13)                   (12)
  Financing activities...................................................................               (21)                   (39)

Cash Flows - Operating Activities

      Net cash provided by operating activities increased by $9 million during the three months ended March 31, 2004 compared to the same period in 2003. The change is detailed as follows (in millions):

Changes in working capital and other assets and liabilities.....................          $            6(1)
Changes in cash flows from operations, excluding working capital and other
   assets and liabilities.......................................................                       3(2)
                                                                                          --------------
   Net change...................................................................          $            9
                                                                                          ==============

-------------------
(1) Decrease in net cash outflows from $10 million for the three months ended March 31, 2003 to $4 million for the same period in 2004 due to a decrease in cash used to meet working capital and other assets and liabilities requirements. See further analysis below.

(2) Change from net cash inflows of $54 million for the three months ended March 31, 2003 to $57 million for the same period in 2004 due primarily to changes in our results of operations.

      Three Months Ended March 31, 2004. Net cash provided by our operations for the three months ended March 31, 2004 is detailed as follows (in millions):

Net cash flows from continuing operations, excluding changes in
   working capital and other assets and liabilities...............     $       57 (1)
Increase in accrued interest......................................             16 (2)
Decrease in restricted cash.......................................              9 (3)
Decrease in inventory.............................................              4 (4)
Increase in accounts receivable...................................             (4)(5)
Decrease in accounts payable......................................            (10)(6)
Increase in prepaid insurance and property taxes and other
   current assets.................................................            (11)(7)
Net purchases of emissions credits................................            (11)
Other, net........................................................              3
                                                                       ----------
   Cash provided by operating activities..........................     $       53
                                                                       ==========

--------------
(1)   Due to the results of operations.

(2) Increase is due primarily to the accrual of interest on the Orion Power Holdings senior notes at 12% and the Liberty credit agreement. See note 12 to our interim financial statements.

(3) Decrease primarily attributable to a reduction in restricted cash at Orion NY for property tax payments and payments for maintenance and outages related to the New York facilities.

(4)   Decrease primarily due to fuel inventory.

(5)   Increase primarily due to increased revenues at our Orion NY facilities.


(6) Decrease primarily due to the timing of cash payments at our Orion NY facilities.

(7) Increase primarily due to property tax prepayments related to our New York facilities for normal operations.

      Three Months Ended March 31, 2003. Net cash provided by our operations for the three months ended March 31, 2003 is detailed as follows (in millions):

Net cash flows from continuing operations, excluding changes in
   working capital and other assets and liabilities...............     $       54 (1)
Decrease in restricted cash.......................................             29 (2)
Increase in accrued interest......................................             12 (3)
Taxes payable/receivable, net.....................................              9 (4)
Increase in prepaid insurance and property taxes and other
   current assets.................................................            (10)(5)
Decrease in accounts payable......................................            (13)(6)
Net purchases of emission credits.................................            (26)
Other, net........................................................            (11)
                                                                       ----------
   Cash provided by operating activities..........................     $       44
                                                                       ==========

--------------
(1)   Due to the result of operations.

(2) Decrease primarily attributable to a reduction in restricted cash at Orion NY for property tax payments and at Orion Power Development for the purchase of emissions credits.

(3) Increase primarily due to the accrual of interest on the Orion Power Holdings senior notes at 12%. See note 7 to our interim financial statements.

(4) Change primarily relates to $13 million in net state income tax refunds, partially offset by $4 million of accrued tax liability.

(5) Increase primarily due to property tax prepayments related to our New York facilities for normal operations.

(6) Decrease primarily due to reduced coal purchases in 2003 and the timing of cash payments.

Cash Flows - Investing Activities

      Net cash used in investing activities decreased by $1 million during three months ended March 31, 2004 compared to the same period in 2003, due to a decrease in capital expenditures.

      Three Months Ended March 31, 2004. Net cash used in investing activities during the three months ended March 31, 2004 was $12 million, due to capital expenditures related to our power generation operations.

      Three Months Ended March 31, 2003. Net cash used in investing activities during the three months ended March 31, 2003 was $13 million, due to capital expenditures related to our power generation operations.

Cash Flows - Financing Activities

      Net cash used in financing activities during the three months ended March 31, 2004 increased $18 million compared to the same period in 2003. See below for discussion.

      Three Months Ended March 31, 2004. Net cash used in financing activities during the three months ended March 31, 2004 was $39 million, which is primarily due to payments made on the Orion MidWest and Orion NY term loans. See note 7 to our interim financial statements.

      Three Months Ended March 31, 2003. Net cash used in financing activities during the three months ended March 31, 2003 was $21 million, which is primarily due to payments of $11 million on the Orion MidWest revolving credit facility as well as payments of $10 million made on the Orion MidWest and Orion NY term loans and the Liberty credit agreement.

      NEW ACCOUNTING PRONOUNCEMENTS, SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

NEW ACCOUNTING PRONOUNCEMENTS

      As of April 2004, there are no new accounting pronouncements that would have a material impact to our results of operations, financial position or cash flows, for which we have not already adopted and/or disclosed elsewhere in the notes to our interim financial statements.

SIGNIFICANT ACCOUNTING POLICIES

      For discussion regarding significant accounting policies, see note 2 to Orion Power's consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003 and note 1 to the interim financial statements.

CRITICAL ACCOUNTING ESTIMATES

      For a discussion of the critical accounting estimates, see Orion Power's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT NON-TRADING ACTIVITIES AND RELATED MARKET RISKS

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

NON-TRADING MARKET RISK

      Commodity Price Risk. Commodity price risk is an inherent component of our business. Prior to the energy delivery period, we attempt to hedge, in part, the economics of our business. Derivative instruments are used to mitigate exposure to variability in future cash flows from probable, anticipated future transactions attributable to a commodity risk.

      The following table sets forth the fair values of the contracts related to our net derivative assets and liabilities as of March 31, 2004:

                                                      FAIR VALUE OF CONTRACTS AT MARCH 31, 2004
                                 ------------------------------------------------------------------------------------
                                  TWELVE
                                  MONTHS
                                   ENDED
                                 MARCH 31,   REMAINDER                                         2009 AND      TOTAL
SOURCE OF FAIR VALUE               2005       OF 2005       2006        2007        2008      THEREAFTER   FAIR VALUE
                                 ---------   ---------    --------    --------    --------    ----------   ----------
                                                                   (IN MILLIONS)
Prices provided by other
  external sources (1)......     $     45    $     13     $      2    $     (3)   $     (1)    $      -    $     56
Prices based on models and
  other valuation methods
  (2).......................            2           1           (1)          -           -            -           2
                                 --------    --------     --------    --------    --------     --------    --------
  Total.....................     $     47    $     14     $      1    $     (3)   $     (1)    $      -    $     58
                                 ========    ========     ========    ========    ========     ========    ========

---------------
(1) Represents our forward positions in power, oil and coal commodities at points for which over-the-counter market (OTC) broker quotes are available, which on average, extend 24, 36 and 36 months into the future, respectively. OTC broker quotes are available for power, oil and coal. Commodity positions are valued against internally developed forward market price curves that are frequently validated and recalibrated against OTC broker quotes. This category includes some transactions whose prices are obtained from external sources and then modeled to hourly, daily or monthly prices, as appropriate. This category also includes our interest rate derivative instruments, which are valued based on information from market participants.

(2) Represents the value of (a) our valuation adjustments for liquidity, credit and administrative costs, (b) options or structured transactions not quoted by an exchange or OTC broker, but for which the prices of the underlying position are available and (c) transactions for which an internally developed price curve was constructed as a result of the long-dated nature of the transaction or the illiquidity of the market point.

      We assess the risk of our derivatives using a sensitivity analysis method. Derivative instruments, which we use as economic hedges, create exposure to commodity prices, which, in turn, offset the commodity exposure inherent in our business. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. The sensitivity analysis performed on our energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in the underlying energy prices. A decrease of 10% in the market prices of energy commodities from their March 31, 2004 levels would have decreased the fair value of our energy derivatives by $29 million. Of this amount, $27 million relates to a loss in fair value of our derivatives that are designated as cash flow hedges and $2 million relates to a loss in earnings of our economic hedges. A decrease of 10% in the market prices of energy commodities from their December 31, 2003 levels would have decreased the fair value of our energy derivatives by $14 million.

      Interest Rate Risk. There was no significant change in our interest rate risk based on a sensitivity analysis during the three months ended March 31, 2004 from December 31, 2003.

                                      * * *

ITEM 4.  CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS

      In connection with the evaluation described above, we identified no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      For information in response to this item, see (a) note 14 to the consolidated financial statements included in Orion Power's Annual Report on Form 10-K for the year ended December 31, 2003 and (b) notes 11 and 12 to the interim financial statements included in this Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      See Index of Exhibits.

(b)   Reports on Form 8-K.

      None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ORION POWER HOLDINGS, INC.
                                                        (Registrant)

MAY 7, 2004                                      By: /s/ Thomas C. Livengood
                                                     -----------------------
                                                     Thomas C. Livengood
                                                VICE PRESIDENT AND CONTROLLER
                                               (PRINCIPAL ACCOUNTING OFFICER)

                                INDEX OF EXHIBITS

      Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

                                                                                           SEC FILE OR
EXHIBIT                                                         REPORT OR REGISTRATION     REGISTRATION     EXHIBIT
 NUMBER                 DOCUMENT DESCRIPTION                           STATEMENT              NUMBER       REFERENCE
 ------                 --------------------                           ---------              ------       ---------

   +12.1 Orion Power Holdings, Inc. and Subsidiaries Ratio of Earnings to Fixed Charges

   +31.1  Certification of the President Pursuant to Section
          302 of the Sarbanes Oxley Act of 2002

   +31.2  Certification of the Executive Vice President and
          Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

   +32.1  Certification of the President of Orion Power
          Holdings, Inc. Certification pursuant to Section
          906 of the Sarbanes-Oxley Act of 2002 (Subsections
          (a) and (b) of Section 1350, Chapter 63 of Title
          18, United States Code)

   +32.2  Certification of Executive Vice President and
          Chief Financial Officer of Orion Power Holdings,
          Inc. Certification Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002 (Subsections (a) and
          (b) of Section 1350, Chapter 63 of Title 18,
          United States Code)

   +99.1 Orion Power Holdings, Inc.'s note 14 to its consolidated financial statements included in its Annual Report on Form 10-K for the year ended
          December 31, 2003