Form 10-Q
period 2004-06-30
ORION POWER HOLDINGS INC
filed 2004-08-05
CIK 1120236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-16077

ORION POWER HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2087649
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Reliant Energy, Inc.

1000 Main Street

Houston, Texas 77002

(Address of Principal Executive Offices) (Zip Code)

(713) 497-3000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒ .

As of August 2, 2004, Orion Power Holdings, Inc. had 1,000 shares of voting common stock outstanding. All shares of voting common stock are held by Reliant Energy, Inc.

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

i

Cautionary Statement Regarding Forward-Looking Information

As used in this Form 10-Q, “Orion Power” refers to Orion Power Holdings, Inc. and its consolidated subsidiaries.

When Orion Power makes statements containing projections, estimates or assumptions about revenues, income and other financial items, plans for the future, future economic performance, transactions for the sale of parts of the operations and financings related thereto, Orion Power is making “forward-looking statements.” Forward-looking statements relate to future events and anticipated revenues, earnings, business strategies, competitive position or other aspects of the operations or operating results. In many cases you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and other similar words. However, the absence of these words does not mean that the statements are not forward-looking. Although Orion Power believes that the expectations and the underlying assumptions reflected in the forward-looking statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are not guarantees of future performance or events. Such statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements.

Among other things, the matters described in (a) note 14 to Orion Power’s consolidated financial statements, included in Orion Power’s Annual Report on Form 10-K for the year ended December 31, 2003 (Form 10-K), (b) (i) notes 11 and 12 to Orion Power’s interim financial statements and (ii) “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each included in Orion Power’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (First Quarter Form 10-Q) and (c) (i) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) notes 11 and 12 to the interim financial statements could cause actual results to differ materially from those expressed or implied in the forward-looking statements.

Each forward-looking statement speaks only as of the date of the particular statement and Orion Power undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Revenues	$276,913	$229,938	$553,129	$469,302
Revenues–affiliate	534	1,160	12,527	17,773

Total	277,447	231,098	565,656	487,075

Expenses:
Fuel	61,910	63,227	158,840	152,930
Fuel–affiliate	59,976	21,800	97,065	43,355
Purchased power	6,995	4,352	13,057	8,574
Purchased power–affiliate	31,132	6,556	38,603	12,247
Operation and maintenance	64,003	60,077	122,168	110,415
General and administrative–affiliates	11,600	14,451	27,179	28,138
Taxes other than income taxes	13,339	8,824	25,614	22,424
Depreciation	30,909	29,582	62,158	58,102
Amortization	7,500	4,468	17,407	10,395

Total	287,364	213,337	562,091	446,580

Operating (Loss) Income	(9,917)	17,761	3,565	40,495

Other Income (Expense):
Other, net	(120)	387	384	(47)
Interest expense	(23,120)	(23,528)	(45,681)	(46,023)
Interest income	350	430	732	927

Total other expense	(22,890)	(22,711)	(44,565)	(45,143)

Loss from Continuing Operations Before Income Taxes	(32,807)	(4,950)	(41,000)	(4,648)
Income tax benefit	(15,134)	(3,140)	(19,327)	(3,746)

Loss from Continuing Operations	(17,673)	(1,810)	(21,673)	(902)
(Loss) income from discontinued operations before income taxes	(6,642)	4,364	(8,900)	(3,265)
Income tax (benefit) expense	(4,256)	1,163	(6,840)	(3,621)

(Loss) income from discontinued operations	(2,386)	3,201	(2,060)	356

(Loss) Income Before Cumulative Effect of Accounting Change	(20,059)	1,391	(23,733)	(546)
Cumulative effect of accounting change, net of tax	—	—	—	2,121

Net (Loss) Income	$(20,059)	$1,391	$(23,733)	$1,575

See Notes to the Unaudited Consolidated Interim Financial Statements

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except share amounts)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$13,616	$33,161
Restricted cash	160,096	172,805
Accounts receivable, principally customer, net of allowance of $6,804 and $7,014	124,656	99,852
Receivable from affiliates, net	—	221
State income taxes receivable	15,089	13,004
Inventory	72,227	67,209
Derivative assets	71,839	23,045
Accumulated deferred income taxes	1,022	9,404
Prepaid insurance and property taxes	4,581	3,062
Other current assets	10,850	7,858
Current assets of discontinued operations	58,203	65,327

Total current assets	532,179	494,948

Property, plant and equipment, gross	3,436,967	3,413,902
Accumulated depreciation	(282,101)	(220,708)

Property, Plant and Equipment, net	3,154,866	3,193,194

Other Assets:
Goodwill, net	290,079	395,079
Other intangibles, net	358,583	365,492
Derivative assets	33,233	12,150
Deferred financing costs, net	3,041	4,843
Restricted cash	1,552	8,656
Other	5,547	5,496
Long-term assets of discontinued operations	712,752	617,828

Total other assets	1,404,787	1,409,544

Total Assets	$5,091,832	$5,097,686

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$342,193	$368,409
Accounts payable, principally trade	38,323	42,073
Derivative liabilities	6,948	10,875
Payable to affiliates, net	2,541	—
Accumulated deferred income taxes	30,497	—
Accrued interest.	27,655	19,168
Other	20,202	23,463
Current liabilities of discontinued operations	40,541	61,112

Total current liabilities	508,900	525,100

Other Liabilities:
Accumulated deferred income taxes	336,276	359,054
Derivative liabilities	3,580	9,582
Contractual obligations	48,374	50,938
Other	69,937	66,552
Long-term liabilities of discontinued operations	895,641	880,570

Total other liabilities	1,353,808	1,366,696

Long-term Debt	752,420	790,413

Commitments and Contingencies
Stockholder’s Equity:
Common stock; par value $1.00 per share (1,000 shares authorized, issued and outstanding)	1	1
Additional paid-in capital	3,265,327	3,233,308
Retained deficit	(836,834)	(813,101)
Accumulated other comprehensive income	50,054	4,810
Accumulated other comprehensive loss from discontinued operations	(1,844)	(9,541)

Stockholder’s equity	2,476,704	2,415,477

Total Liabilities and Stockholder’s Equity	$5,091,832	$5,097,686

See Notes to the Unaudited Consolidated Interim Financial Statements

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net (loss) income	$(23,733)	$1,575
Loss (income) from discontinued operations	2,060	(356)

Net (loss) income from continuing operations and cumulative effect of accounting change	(21,673)	1,219
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Cumulative effect of accounting changes	—	(2,121)
Depreciation and amortization	79,565	68,497
Non-cash equity contribution of operation and maintenance and general and administrative costs from stockholder	32,019	31,000
Deferred income taxes	(16,330)	(1,515)
Net unrealized gains on derivatives	(2,466)	(895)
Net amortization of contractual rights and obligations	2,471	11,602
Amortization of deferred financing costs	719	1,529
Amortization of revaluation of acquired swaps and debt	(7,738)	(10,579)
Changes in other assets and liabilities:
Restricted cash	19,813	14,307
Accounts receivable, net	(24,804)	(15,768)
Inventory	(5,018)	(6,076)
Prepaid insurance and property taxes and other current assets	(5,143)	4,814
Other assets	(13,702)	(36,173)
Accounts payable	(3,914)	(9,898)
Payable to/receivable from affiliates, net	2,762	7,240
Other current liabilities	(3,261)	(6,996)
Taxes payable/receivable	(2,086)	8,824
Accrued interest	8,487	(3,759)
Other liabilities	2,818	1,389

Net cash provided by continuing operations from operating activities	42,519	56,641
Net cash provided by (used in) discontinued operations from operating activities	19,413	2,287

Net cash provided by operating activities	61,932	58,928

Cash Flows from Investing Activities:
Capital expenditures	(23,830)	(26,869)

Net cash used in continuing operations from investing activities	(23,830)	(26,869)
Net cash used in discontinued operations from investing activities	(2,041)	(2,594)

Net cash used in investing activities	(25,871)	(29,463)

Cash Flows from Financing Activities:
Payments of long-term debt	(66,852)	(23,982)
Increase (decrease) in short-term borrowings and revolving credit facilities, net	15,000	(11,000)
Contributions from stockholder	—	15,000
Payments of financing costs	—	(283)

Net cash used in continuing operations from financing activities	(51,852)	(20,265)
Net cash used in discontinued operations from financing activities	(3,754)	(7,982)

Net cash used in financing activities	(55,606)	(28,247)

Net Change in Cash and Cash Equivalents	(19,545)	1,218
Cash and Cash Equivalents at Beginning of Period	33,161	7,400

Cash and Cash Equivalents at End of Period	$13,616	$8,618

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid (net of amounts capitalized) for continuing operations	$54,155	$73,615
Income taxes paid (net of income tax refunds received) for continuing operations	$(3,531)	$(12,634)

See Notes to the Unaudited Consolidated Interim Financial Statements

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(1) Background and Basis of Presentation

Background

As used in this Form 10-Q, “Orion Power Holdings” refers to Orion Power Holdings, Inc. “Orion Power” refers to Orion Power Holdings, Inc. and its consolidated subsidiaries. Orion Power Holdings, a Delaware corporation, and its subsidiaries own and operate electric generation facilities in New York, Ohio, Pennsylvania and West Virginia with an aggregate generating capacity from continuing operations of 5,967 megawatts, as of June 30, 2004. Orion Power typically sells its wholesale products to electric power retailers, which are the entities that supply power to consumers.

Orion Power is an indirect, wholly-owned subsidiary of Reliant Energy, Inc. (Reliant Energy).

This Form 10-Q includes Orion Power’s consolidated interim financial statements and notes (interim financial statements). The interim financial statements are unaudited, omit certain financial statement disclosures and should be read in conjunction with (a) Orion Power’s audited consolidated financial statements and notes included in its Form 10-K and (b) Orion Power’s unaudited interim financial statements and notes included in its First Quarter Form 10-Q.

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

Adjustments and Reclassifications. In May 2004, Orion Power signed an agreement to sell 770 megawatts (MW) of generation assets located in upstate New York (hydropower plants) for $900 million in cash, subject to certain closing adjustments. Orion Power is reporting the operations of the hydropower plants as discontinued operations and, accordingly, has reclassified amounts for all periods. See notes 5 and 13 for further discussion.

The interim financial statements reflect all normal recurring adjustments necessary, in management’s opinion to present fairly the financial position and results of operations for the reported periods. Amounts reported for interim periods, however, may not be indicative of a full year period due to seasonal fluctuations in demand for energy and energy services, changes in energy commodity prices, timing of maintenance and other expenditures, dispositions, changes in interest expense and other factors.

Orion Power has reclassified certain amounts reported in this Form 10-Q from prior periods to conform to the 2004 presentation of financial statements. These reclassifications had no impact on reported earnings.

Orion Power has reclassified general and administrative expenses and operation and maintenance expenses from prior year’s presentation. Other general and administrative expenses in the consolidated statements of operations include (a) administrative services (including management services, financial and accounting, cash management and treasury support, certain legal costs, information technology system support, communications, office management and human resources), (b) regulatory costs and (c) certain benefit costs.

FIN No. 46R. In January 2004, Orion Power adopted Financial Accounting Standards Board (FASB) Interpretation No. 46, which modified certain criteria in determining which entities should be considered as variable interest entities. The adoption had no impact on the financial statements. The application of FIN No. 46R continues to evolve as the FASB continues to address issues submitted for consideration. Orion Power will continue to assess its application of clarified or revised guidance related to FIN No. 46R.

Each of Orion Power New York, LP (Orion New York), Orion Power New York LP, LLC, Orion Power New York GP, Inc., Astoria Generating Company, L.P. (Astoria), Carr Street Generating Station, LP (Carr Street), Erie

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

Support Services Agreement. In October 2002, Orion Power entered into a services arrangement with Reliant Energy Wholesale Service Company (REWSC), a wholly-owned subsidiary of Reliant Energy. REWSC allocates certain support services costs to Orion Power based on Orion Power’s direct labor costs relative to the direct labor costs of other entities to which REWSC provides similar services. Management believes this method of allocation is reasonable. These allocations are not necessarily indicative of what would have been incurred had Orion Power been an unaffiliated entity. Orion MidWest and Orion New York may only pay a fixed amount for certain of these services due to contractual restrictions. The excess of the allocated amount over the fixed amount has been recorded as a non-cash equity contribution to Orion Power from Reliant Energy. During the three months ended June 30, 2004 and 2003, $18 million and during the six months ended June 30, 2004 and 2003, $39 million and $38 million, respectively, of support services costs were allocated to Orion Power by REWSC (and are recorded in operation and maintenance expenses and general and administrative expenses). Of these amounts, during the six months ended June 30, 2004 and 2003, $7 million and $7 million, respectively, were billed and $32 million and $31 million, respectively, were recorded as non-cash equity contributions from Reliant Energy.

Services and Commodity Agreements. In October 2002, Reliant Energy Services entered into agreements to provide support services to Orion Power Holdings’ subsidiaries, Orion MidWest and Orion New York, and their respective subsidiaries. Purchases from Reliant Energy Services under various commodity agreements, recorded in fuel expense and purchased power expense, were $45 million and $31 million, respectively, and $22 million and $7 million, respectively, during the three months ended June 30, 2004 and 2003, respectively. Purchases from Reliant Energy Services under various commodity agreements, recorded in fuel expense and purchased power expense, were $62 million and $39 million, respectively, and $43 million and $12 million, respectively, during the six months ended June 30, 2004 and 2003, respectively. Sales to Reliant Energy Services under various commodity agreements, recorded in revenue, were $0.5 million and $1 million during the three months ended June 30, 2004 and 2003, respectively, and were $13 million and $18 million during the six months ended June 30, 2004 and 2003, respectively.

Technical Services Arrangement. Beginning July 2002, REWSC agreed to provide personnel and technical services as required to the operating services subsidiaries of Orion Power Holdings under an informal agreement. These services assure that facilities are properly operated and maintained. Amounts incurred under this agreement during the three months ended June 30, 2004 and 2003, were $2 million and $3 million, respectively, and during the six months ended June 30, 2004 and 2003, were $5 million and $4 million, respectively, and are included in operation and maintenance expense or property, plant and equipment, as appropriate.

Liberty Energy Services Agreement and Gas Purchase Agreement. In August 2003, Liberty Electric Power, LLC (Liberty Power) entered into an agreement with Reliant Energy Services to provide certain services to Liberty Power. Reliant Energy Services receives a flat monthly fee from Liberty Power for providing these services in the amount of $0.1 million. The agreement had an initial term of 60 days and has been extended on a month-to-month basis. During the three and six months ended June 30, 2004, $0.2 million and $0.4 million, respectively, was incurred and expensed under this agreement. In addition, in August 2003, Liberty Power and Reliant Energy Services entered into a base contract for sale and purchase of natural gas pursuant to which Liberty Power buys natural gas from Reliant Energy Services. Liberty Power is required to pre-pay Reliant Energy Services at least monthly for all gas purchases. The contract had an initial term of 60 days and has been extended on a month-to-month basis. During the three and six months ended June 30, 2004, $15 million and $35 million, respectively, was incurred and expensed under this contract.

Other. In May 2003 and November 2003, Reliant Energy contributed $15 million and $20 million, respectively, to Orion Power Holdings, as a partial funding of the semi-annual interest payment of $24 million on the senior notes due in each of May 2003 and November 2003. Orion Power Holdings used the cash from an income tax refund to fund the $24 million interest payment in May 2004. While Reliant Energy has no obligation, it intends to contribute any funding shortfall of the semi-annual interest payments due in November 2004 and May 2005 should Orion Power Holdings’ funds be insufficient. See note 7.

(3) Retirement Plans

Net benefit cost for Orion Power’s qualified retirement plans includes the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Service cost	$1.0	$0.9	$0.3	$0.3
Interest cost	0.8	0.7	0.4	0.4
Expected return on plan assets	(0.5)	(0.4)	—	—
Net amortization	0.3	0.2	(0.1)	(0.1)

Net benefit cost	$1.6	$1.4	$0.6	$0.6

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Service cost	$2.0	$1.8	$0.6	$0.6
Interest cost	1.6	1.4	0.8	0.8
Expected return on plan assets	(1.0)	(0.8)	—	—
Net amortization	0.6	0.4	(0.2)	(0.2)

Net benefit cost	$3.2	$2.8	$1.2	$1.2

Orion Power expects cash contributions to its pension plans for continuing operations will be approximately $6 million during 2004. As of June 30, 2004, Orion Power had contributed $3 million.

(4) Comprehensive Income (Loss)

The following table summarizes the components of total comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Net (loss) income	$(20)	$1	$(24)	$2
Other comprehensive income (loss), net of tax:
Deferred gain (loss) from cash flow hedges	20	(10)	55	(5)
Reclassification of net deferred (gain) loss from cash flow hedges realized in net income/loss	(8)	(1)	(10)	1
Comprehensive income resulting from discontinued operations	9	1	8	1

Comprehensive income (loss)	$1	$(9)	$29	$(1)

(5) Goodwill and Property, Plant and Equipment

Orion Power evaluates goodwill annually (in November) and goodwill and property, plant and equipment when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.

May 2004 Goodwill Impairment Test. In May 2004, Orion Power signed an agreement to sell 770 MW of generation assets. Generally accepted accounting principles require Orion Power to allocate a portion of its goodwill to the assets being sold on a relative fair value basis as of May 2004 in order to compute the gain on disposal. Orion Power has allocated an estimated $105 million to the assets being sold of the $395 million of goodwill formerly recorded. After giving effect to this allocation, goodwill as of June 30, 2004 is $290 million. For additional information, see note 13.

As of May 2004, Orion Power also tested the recoverability of its remaining goodwill and determined that no impairment had occurred. For additional information regarding the process and assumptions used in the impairment tests for 2003 and 2002, see note 5 to the consolidated financial statements included in Orion Power’s Form 10-K. The significant assumptions used in the May 2004 test are consistent with the November 2003 annual impairment test assumptions, which were previously disclosed.

See note 12 for discussion of possible impairment of a subsidiary’s generation assets.

(6) Derivative Instruments

Derivative assets and liabilities at June 30, 2004 and December 31, 2003 are as follows:

	Assets		Liabilities		Net Assets (Liabilities)
	Current	Long-term	Current	Long-term
	(in millions)
June 30, 2004:
Derivative activities:
Cash flow hedges:
Commodity	$65	$31	$—	$—	$96
Interest	—	—	(7)	(4)	(11)

Total	65	31	(7)	(4)	85
Derivatives marked to market through earnings	7	2	—	—	9

Total	$72	$33	$(7)	$(4)	$94

December 31, 2003:
Derivative activities:
Cash flow hedges:
Commodity	$17	$10	$—	$—	$27
Interest	—	—	(10)	(10)	(20)

Total	17	10	(10)	(10)	7
Derivatives marked to market through earnings	6	2	(1)	—	7

Total	$23	$12	$(11)	$(10)	$14

Pre-tax income (loss) of derivative instruments, including energy derivatives and interest rate derivatives, for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Energy derivative instruments:
Hedge ineffectiveness (1)	$—	$—	$—	$—
Other net unrealized (losses) gains on derivatives (2)	(3)	(4)	2	1
Interest rate derivative instruments:
Hedge ineffectiveness (1)	—	—	—	—
Other net unrealized gains on derivatives (2)	—	—	—	—

Total	$(3)	$(4)	$2	$1

(1)	For the three and six months ended June 30, 2004 and 2003, no component of the derivative instruments’ gain or loss was excluded from the assessment of effectiveness.
(2)	Includes $0 for the three and six months ended June 30, 2004 and 2003, of income/losses recognized in the results of operations as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur.

As of June 30, 2004 and December 31, 2003, the maximum length of time Orion Power is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding the payment of variable interest on existing financial instruments, is 2 years and 2 years, respectively. As of June 30, 2004 and December 31, 2003, the maximum length of time Orion Power is hedging its exposure to the payment of variable interest rates is 3 years and 4 years, respectively. As of June 30, 2004, Orion Power expects $34 million of gains in accumulated other comprehensive income to be reclassified into net income (loss) during the period from July 1, 2004 to June 30, 2005.

(7) Credit Facilities and Debt

The following table sets forth the debt outstanding to third parties as of June 30, 2004 and December 31, 2003:

	June 30, 2004			December 31, 2003
	Weighted Average Contractual Interest Rate (1)	Long-term	Current (2)	Weighted Average Contractual Interest Rate (1)	Long-term	Current (2)
	(in millions, except interest rates)
Credit Facilities
Orion Power Holdings senior notes	12.00%	$400	$—	12.00%	$400	$—
Orion MidWest term loan	4.45	283	49	3.93%	312	91
Orion MidWest revolving working capital facility	6.25	—	15	—	—	—
Liberty credit agreement:
Floating rate debt (3)	4.25	—	97	2.40	—	97
Fixed rate debt (3)	9.02	—	165	9.02	—	165

Total facilities (4)		683	326		712	353

Other
Adjustment to fair value of debt (5)	—	53	8	—	58	8
Adjustment to fair value of interest rate swaps (5) (6)	—	16	8	—	20	8

Total other debt		69	16		78	16

Total debt		$752	$342		$790	$369

(1)	The weighted average contractual interest rates are for borrowings outstanding as of June 30, 2004 or December 31, 2003, as applicable.
(2)	Includes amounts due within one year of the date noted and loans outstanding under revolving and working capital facilities classified as current liabilities. See sub-footnote 3 below.
(3)	The entire balance outstanding under this credit agreement has been classified as current as of June 30, 2004 and December 31, 2003. Included in the outstanding amount as of June 30, 2004 and December 31, 2003, is $7 million and $2 million, respectively, of presently due scheduled principal payments, for which no payment has been made. The scheduled principal payments totaled approximately $2 million in each of October 2003, January 2004 and April 2004. In addition, no payment has been made for the $2 million principal payment scheduled for July 2004. As interest payments were not made when due, additional interest will be charged on the past due interest amounts. Of the amount shown as current under the Liberty credit agreement, $9 million, excluding the $7 million, which is past due, matures within 12 months of June 30, 2004. See note 12.
(4)	As of June 30, 2004 and December 31, 2003, we have classified the following debt amounts as discontinued operations (each respectively): (a) Orion New York credit facility – $330 million and $333 million and (b) Orion MidWest credit facility – $485 million and $482 million. See note 13.
(5)	As a result of the acquisition of Orion Power by Reliant Energy, debt and interest rate swaps were adjusted to fair market value as of the acquisition date. Included in the adjustment to fair value of debt is $61 million and $66 million related to the Orion Power Holdings senior notes as of June 30, 2004 and December 31, 2003, respectively. Included in the adjustment to fair value of interest rate swaps is $24 million and $28 million related to the Orion MidWest credit facility as of June 30, 2004 and December 31, 2003, respectively. Included in interest expense is amortization of $3 million and $2 million for valuation adjustments for debt and $2 million and $3 million for valuation adjustments for interest rate swaps, respectively, for the three months ended June 30, 2004 and 2003, respectively. Included in interest expense is amortization of $5 million and $4 million for valuation adjustments for debt and $4 million and $7 million for valuation adjustments for interest rate swaps, respectively, for the six months ended June 30, 2004 and 2003. These valuation adjustments are being amortized over the respective remaining terms of the related financial instruments.
(6)	The adjustment to fair value of interest rate swaps related to the Orion New York credit facility and the related amortization of the adjustment to interest expense have been classified as discontinued operations. See note 13.

The following table provides a summary of the amounts owed and amounts available from continuing operations as of June 30, 2004, under the various committed credit facilities:

	Total Committed Credit		Drawn Amount	Letters of Credit	Unused Amount		Commitments Expiring By March 31, 2005	Principal Amortization and Commitment Expiration Date
	(in millions)
Orion Power Holdings senior notes	$400		$400	$—	$—		$—	May 2010
Orion MidWest term loan	332		332	—	—		21	September 2004 –October 2005
Orion MidWest revolving working capital facility	75		15	13	47		—	October 2005
Liberty credit agreement	284		262	17	5	(1)	9	July 2004 – April 2026

Total	$1,091	(2)	$1,009	$30	$52		$30

(1)	This amount is currently not available to Liberty Electric PA, LLC and Liberty Power. See note 12.
(2)	As of June 30, 2004, only the Orion Power Holdings senior notes aggregating $400 million were unsecured.

(8) Stockholder’s Equity

For a discussion of Orion Power equity transactions related to Reliant Energy, see note 2.

(9) Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Loss from continuing operations before income taxes and cumulative effect of accounting change	$(32.8)	$(5.0)	$(41.0)	$(4.6)
Federal statutory rate	35%	35%	35%	35%

Income tax benefit at statutory rate	(11.5)	(1.8)	(14.4)	(1.6)

Net (reduction) addition in taxes resulting from:
State tax credits (Empire Zone tax credits)	(1.4)	(1.4)	(2.8)	(2.8)
State income taxes, net of federal income tax benefit	(2.2)	(0.2)	(2.7)	0.2
Other	—	0.3	0.6	0.5

Total	(3.6)	(1.3)	(4.9)	(2.1)

Income tax benefit	$(15.1)	$(3.1)	$(19.3)	$(3.7)

Effective tax rate	46%	63%	47%	81%

(10)	Commitments

Guarantees. Together with certain of Reliant Energy’s other subsidiaries, Orion Power Holdings is a guarantor of the obligations under Reliant Energy’s Amended and Restated Credit and Guaranty Agreement dated as of March 28, 2003, subject to certain limitations under Orion Power Holdings’ senior notes. These limitations limit the amount of the guarantee based on a fixed charge coverage ratio, consolidated tangible assets and a restricted payment ceiling test, under the Orion Power Holdings senior notes. Additionally, Orion Power Holdings is the only limited guarantor of the obligations under Reliant Energy’s senior secured notes issued in July 2003, subject to the same limitations. None of Orion Power Holdings’ subsidiaries guarantee Reliant Energy’s senior secured notes.

Reliant Energy has calculated the aggregate amount permitted to be guaranteed under both the guarantee for its March 2003 credit facility and the guarantee for its senior secured notes to be approximately $1.1 billion, which is the maximum potential amount of future payments. These guarantees mature at varying dates from 2007 to 2013.

Both Reliant Energy’s March 2003 credit facility and its senior secured notes restrict Orion Power Holdings’ and its subsidiaries’ ability to take specific actions, subject to numerous exceptions that are designed to allow for the execution of Reliant Energy’s and its subsidiaries’ business plans in the ordinary course, including the preservation and optimization of existing investments in the retail energy and wholesale energy businesses and the ability to provide credit support for commercial obligations. Orion Power’s failure to comply with these restrictions could result in an event of default under Reliant Energy’s March 2003 credit facility or its senior secured notes that, if not cured or waived, could result in Reliant Energy being required to repay its borrowings before their due date.

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

(11) Contingencies

Legal and Environmental Matters. For information regarding legal proceedings and environmental matters, including a criminal pending proceeding against a subsidiary of Reliant Energy, Reliant Energy Services, based upon an alleged violation of the Commodity Exchange Act and related wire fraud and conspiracy charges, see (a) note 14 to Orion Power’s consolidated financial statements included in its Form 10-K and (b) notes 11 and 12 to Orion Power’s interim financial statements included in its First Quarter Form 10-Q, which notes, as updated below, are incorporated herein by reference.

(12) Liberty Generating Station

Default Under Non-Recourse Financing Agreement. Liberty Power is a wholly-owned subsidiary of Liberty Electric PA, LLC (Liberty Electric), which is an indirect wholly-owned subsidiary of Orion Power Holdings. Liberty Power and Liberty Electric are collectively referred to as “Liberty.” Liberty owns a 530 megawatt combined cycle gas fired power generation facility (the Liberty generating station). For information regarding payment defaults under a non-recourse credit agreement entered into by Liberty, see note 12 to Orion Power’s interim financial statements included in its First Quarter Form 10-Q and notes 7 and 14 to Orion Power’s consolidated financial statements included in its Form 10-K.

As of August 2, 2004, Liberty continues to be in default under its credit agreement, including its obligation to make $9 million in principal payments and $19 million in interest payments. Orion Power has classified the debt as a current liability.

Orion Power does not intend to make additional capital contributions to Liberty. Although Liberty’s lenders have not foreclosed on their security interests in Liberty’s assets or in the ownership of Liberty, Orion Power does not expect them to continue to refrain from exercising these rights indefinitely. The exercise of the lenders foreclosure remedies with respect to Liberty, or the transfer of ownership of Liberty to the lenders or a third party, would not constitute an event of default under any debt agreements.

At June 30, 2004 and December 31, 2003, Orion Power evaluated the Liberty generating station and its related intangible asset for impairment. Based on the analyses, there were no impairments at that time. In the event of foreclosure or a transfer of the plant, Orion Power would incur a pre-tax loss of an amount up to the recorded net book value, net of the non-recourse debt obligations, with the potential of an additional loss due to an impairment of goodwill allocable to Liberty. As of June 30, 2004, the consolidated net book value of Liberty Electric was $336 million, excluding the non-recourse debt obligations of $262 million, resulting in a net amount of $74 million.

Tolling Agreement Litigation. For information regarding litigation relating to the bankruptcy of the counterparty to the tolling agreement under which the generation output of the Liberty generating station was formerly sold, see note 12 to Orion Power’s interim financial statements included in its First Quarter Form 10-Q and notes 7 and 14 to Orion Power’s consolidated financial statements included in its Form 10-K.

(13) Discontinued Operations – Sale of HydroPower Plants

General. In May 2004, Orion Power Holdings signed a purchase and sale agreement providing for the sale of its equity interests in its subsidiaries owning 72 hydropower plants and a fossil-fueled, combined-cycle generation plant with a total aggregate net generating capacity of 770 MW located in upstate New York. The purchaser is an indirect subsidiary of Brascan Corporation, a Canadian asset management company. The purchase price is $900 million in cash, subject to certain closing adjustments, such as changes in certain intercompany accounts and certain tax-related adjustments.

The closing of the transaction is subject to regulatory approvals and other consents and conditions. Orion Power expects the transaction to close in the third quarter or early fourth quarter of 2004; however, there can be no assurance as to the specific timing of receipt of such approvals and consents or their terms and conditions. The purchase and sale agreement has a termination date of May 17, 2005.

Use of Proceeds. Under the terms of Orion Power’s credit agreements, Orion Power is required to apply all net cash proceeds from the sale to pay off indebtedness (including swap obligations) (a) first, under the Orion New York credit facility, and (b) then under the Orion MidWest credit facility. After giving effect to the application of these net proceeds, the Orion New York credit facility, including swap obligations, will be repaid in their entirety and terminated. Notwithstanding the repayment of the Orion New York credit facility, Orion New York and its assets will continue to be subject to the facility’s covenants and security interests, which will continue in effect for the benefit of the Orion MidWest credit facility lenders. In addition, the lender consents obtained in connection with the hydropower plants sale prohibit Orion Capital from making distributions to Orion Power Holdings until the repayment of the Orion MidWest credit facility. For additional information, see note 7(a) to the consolidated financial statements included in Orion Power’s Form 10-K.

Assumptions Related to Debt, Interest Rate Swaps and Interest Expense of Discontinued Operations. Based on the contractual obligation to apply the net proceeds from the sale to the prepayment of debt under the Orion New York and Orion MidWest credit facilities, Orion Power has reported as discontinued operations all outstanding debt and interest rate swaps, including associated interest, under the Orion New York credit facilities.

In addition, Orion Power has reported as discontinued operations $485 million and $482 million of outstanding debt under the Orion MidWest credit facility as of June 30, 2004 and December 31, 2003, respectively, as well as the associated interest expense for the applicable periods, based on the receipt of an estimated $815 million in aggregate net proceeds from the sale, after termination of the interest rate swaps. This estimate is net of the closing adjustments described above and state income taxes required to be paid.

Assets and liabilities related to the hydropower plants were as follows:

	June 30, 2004		December 31, 2003
	(in millions)
Current Assets:
Cash and cash equivalents	$—		$—
Restricted cash	7		17
Accounts receivable, net	35		34
Other current assets	16		14

Total current assets	58		65

Property, Plant and Equipment, net	534		536
Other Assets:
Goodwill	105	(1)	—
Other intangibles, net	64		69
Other	10		13

Total long-term assets	713		618

Total Assets	$771		$683

Current Liabilities:
Current portion of long-term debt and short-term borrowings	$25		$39
Accounts payable, principally trade	5		7
Derivative liabilities	6		9
Other current liabilities	5		6

Total current liabilities	41		61

Other Liabilities:
Derivative liabilities	3		8
Other liabilities	86		78

Total other liabilities	89		86
Long-term Debt	807	(2)	795	(2)

Total long-term liabilities	896		881

Total Liabilities	$937		$942

Accumulated other comprehensive loss	$(2)		$(10)

(1)	See note 5.
(2)	As of June 30, 2004 and December 31, 2003, this amount includes $16 million and $19 million, respectively, related to adjustment to fair value of interest rate swaps. See note 7.

Revenues and pre-tax income related to the hydropower plants discontinued operations were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2004		2003	2004		2003
	(in millions)
Revenues	$31		$36	$62		$60
(Loss) income before income taxes	(7	)(1)	4	(9	)(1)	(3)

(1)	Included in these amounts is a $6 million loss related to the reclassification of other comprehensive loss from equity to the statement of operations during the three months ended June 30, 2004, related to the Orion New York interest rate swaps as it became probable during that period that the related forecasted transactions would not occur.

*    *    *

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, “Orion Power Holdings” refers to Orion Power Holdings, Inc. and “Orion Power,” “we,” “us” and “our” refer to Orion Power Holdings, Inc. and its consolidated subsidiaries.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is provided as a supplement to our interim financial statements to help provide an understanding of our results of operations, financial condition and changes in financial condition. It should be read in conjunction with our (a) Form 10-K and (b) First Quarter Form 10-Q.

Recent Developments and Other Information

Sale of Hydropower Plants. In May 2004, we signed an agreement to sell 770 MW of generation assets located in upstate New York for $900 million in cash, subject to certain closing adjustments. See notes 5 and 13 to our interim financial statements.

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(gigawatt hours)
Power Generation (1):
Net power generation volumes	3,314	3,433	7,518	7,566
Power purchase volumes	629	171	869	278

Power sales volumes (2)	3,943	3,604	8,387	7,844

(1)	These amounts exclude volumes associated with our discontinued operations. See note 13 to our interim financial statements.
(2)	These amounts include physically delivered volumes, physical transactions that are settled prior to delivery and hedge activity related to our power generation portfolio.

See our consolidated statements of operations in our interim financial statements.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net Income (Loss). We reported $20 million consolidated net loss for the three months ended June 30, 2004 compared to $1 million consolidated net income for the same period in 2003. The reasons for the change from net income to net loss are explained below.

Revenues. Revenues increased $46 million during the three months ended June 30, 2004 compared to the same period in 2003. The detail is as follows:

	Three Months Ended June 30,
	2004	2003	Change
	(in millions)
Third-party revenues	$278	$234	$44	(1)
Revenues–affiliates	1	1	—
Unrealized losses	(2)	(4)	2

Total revenues	$277	$231	$46

(1)	Increase primarily due to (a) a 9% increase in power sales volumes, (b) an 8% increase in power prices, (c) increased energy revenues at the Liberty generating facility as a result of selling power as a merchant energy plant beginning in July 2003, as compared to earning capacity revenues under a tolling agreement during the three months ended June 30, 2003, (d) amortization of contractual rights and obligations and (e) increased capacity revenues.

Fuel and Purchased Power. Fuel and purchased power increased $64 million during the three months ended June 30, 2004 compared to the same period in 2003. The detail is as follows:

	Three Months Ended June 30,
	2004	2003	Change
	(in millions)
Third-party fuel and purchased power costs	$69	$68	$1
Fuel and purchased power–affiliates	91	28	63

Total fuel and purchased power	$160	$96	$64	(1)

(1)	Increase primarily due to (a) the termination of the tolling agreement at the Liberty generating facility in July 2003, which resulted in Liberty purchasing fuel to operate the station as a merchant plant, (b) increased purchased power to fulfill our contractual load obligation under a “provider of last resort” contract at our MidWest facilities due to increased outages and (c) increased fuel expense at Astoria primarily due to increased natural gas prices and increased generation.

Gross margins. Gross margins decreased $18 million during the three months ended June 30, 2004 compared to the same period in 2003. The detail is as follows:

	Three Months Ended June 30,
	2004	2003	Change
	(in millions)
Orion MidWest	$34	$56	$(22	)(1)
Orion New York	79	70	9	(2)
Liberty	4	9	(5	)(3)

Total gross margin	$117	$135	$(18)

(1)	Decrease primarily due to increased unplanned outages, which resulted in increased purchased power and operation of less efficient plants to fulfill our contractual load obligations under a “provider of last resort” contract.
(2)	Increase primarily due to (a) higher capacity revenues and (b) increased generation.
(3)	Decrease is primarily due to Liberty realizing lower margins as a merchant plant. Prior to July 2003, Liberty sold power under a tolling agreement.

Operation and Maintenance. Operation and maintenance expenses, including amounts allocated from affiliates, increased $4 million during the three months ended June 30, 2004 compared to the same period in 2003. The increase is detailed as follows (in millions):

Unplanned power generation maintenance projects and outages	$5	(1)
Legal costs	2	(2)
Planned power generation maintenance projects and outages	(3	)(3)

Net increase in expense	$4

(1)	Increase due to higher maintenance costs at Cheswick ($4 million) caused by fire and Avon Lake ($1 million).
(2)	Increase due to higher legal costs associated with Liberty generating station. See note 12 to our interim financial statements.
(3)	Decrease primarily due to timing of maintenance projects at the MidWest coal plants.

General and Administrative–Affiliates. General and administrative expenses, which are allocated from Reliant Energy, decreased $3 million during the three months ended June 30, 2004 compared to the same period in 2003, primarily due to cost reduction efforts and headcount reductions at Reliant Energy and its subsidiaries.

Taxes Other Than Income Taxes. Taxes other than income taxes increased $5 million during the three months ended June 30, 2004 compared to the same period in 2003 due to a tax refund of $5 million received in April 2003.

Depreciation and Amortization. Depreciation and amortization expense increased $4 million during the three months ended June 30, 2004 compared to the same period in 2003 primarily due to increased amortization of air emissions regulatory allowances.

Interest Expense. Interest expense to third parties did not change significantly during the three months ended June 30, 2004 compared to the same period in 2003.

Income Tax Benefit. For the three months ended June 30, 2004 and 2003, our effective tax rates were 46.1% and 63.4%, respectively. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $4 million and $1 million for the three months ended June 30, 2004 and 2003, respectively. For the three months ended June 30, 2004, these items primarily related to state income tax benefits and Empire Zone tax credits (see below). For the three months ended June 30, 2003, these items primarily related to Empire Zone tax credits. See note 9 to our interim financial statements.

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

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net Income (Loss). We reported $24 million consolidated net loss for the six months ended June 30, 2004 compared to $2 million consolidated net income for the same period in 2003. The reasons for the change from net income to net loss are explained below.

Revenues. Revenues increased $79 million during the six months ended June 30, 2004 compared to the same period in 2003. The detail is as follows:

	Six Months Ended June 30,
	2004	2003	Change
	(in millions)
Third-party revenues	$551	$468	$83	(1)
Revenues–affiliates	13	18	(5)
Unrealized gains	2	1	1

Total revenues	$566	$487	$79

(1)	Increase primarily due to (a) 7% increase in power prices, (b) 3% increase in power sales volumes, (c) increased energy revenues at the Liberty generating facility as a result of selling power as a merchant energy plant beginning in July 2003, as compared to earning capacity revenues under a tolling agreement during the six months ended June 30, 2003, (d) increased capacity revenues and (e) amortization of contractual rights and obligations.

Fuel and Purchased Power. Fuel and purchased power increased $91 million during the six months ended June 30, 2004 compared to the same period in 2003. The detail is as follows:

	Six Months Ended June 30,
	2004	2003	Change
	(in millions)
Third-party fuel and purchased power costs	$172	$161	$11
Fuel and purchased power–affiliates	136	56	80

Total fuel and purchased power	$308	$217	$91	(1)

(1)	Increase primarily due to (a) the termination of the tolling agreement at the Liberty generating facility in July 2003, which resulted in Liberty purchasing fuel to operate the station as a merchant plant, (b) increased purchased power to fulfill our contractual load obligation under a “provider of last resort” contract at our MidWest facilities due to increased outages and (c) increased fuel expense at Astoria primarily due to increased natural gas prices and increased generation.

Gross margins. Gross margins decreased $12 million during the six months ended June 30, 2004 compared to the same period in 2003. The detail is as follows:

	Six Months Ended June 30,
	2004	2003	Change
	(in millions)
Orion MidWest	$100	$129	$(29	)(1)
Orion New York	148	127	21	(2)
Liberty	10	14	(4	)(3)

Total gross margin	$258	$270	$(12)

(1)	Decrease primarily due to increased unplanned outages, which resulted in increased purchase power and operation of less efficient plants to fulfill our contractual load obligations under a “provider of last resort” contract.

(2)	Increase primarily due to (a) increased generation at our New York City facilities and (b) higher capacity revenues at our New York City facilities.
(3)	Decrease primarily due to Liberty realizing lower margins as a merchant plant. Prior to July 2003, Liberty sold power under a tolling agreement.

Operation and Maintenance. Operation and maintenance expenses, including amounts allocated from affiliates, increased $12 million during the six months ended June 30, 2004 compared to the same period in 2003. The increase is detailed as follows (in millions):

Unplanned power generation maintenance projects and outages	$6	(1)
Planned power generation maintenance projects and outages	5	(2)
Legal costs	3	(3)
Bad debt expense	(5	)(4)
Other, net	3

Net increase in expense	$12

(1)	Increase due to higher maintenance costs at Cheswick ($4 million) caused by fire and Avon Lake ($2 million).
(2)	Increase primarily due to timing of maintenance projects at the MidWest coal ($2 million) and the New York ($3 million) plants.
(3)	Increase due to higher legal costs associated with the Liberty generating station. See note 12 to our interim financial statements.
(4)	Decrease primarily due to the recognition of $5 million of bad debt expense during the three months ended March 31, 2003, related to the Liberty generating station tolling agreement. See note 12 to our interim financial statements.

General and Administrative–Affiliates. General and administrative expenses, which are allocated from Reliant Energy, decreased $1 million during the six months ended June 30, 2004 compared to the same period in 2003 primarily due to cost reduction efforts and headcount reductions at Reliant Energy and its subsidiaries.

Taxes Other Than Income Taxes. Taxes other than income taxes increased $3 million during the six months ended June 30, 2004 compared to the same period in 2003 primarily due to a tax refund of $5 million received in April 2003.

Depreciation and Amortization. Depreciation and amortization expense increased $11 million during the six months ended June 30, 2004 compared to the same period in 2003 primarily due to increased amortization of air emissions regulatory allowances and increased depreciation as a result of an increase in depreciable assets.

Interest Expense. Interest expense to third parties did not change significantly during the six months ended June 30, 2004 compared to the same period in 2003. The detail is as follows (in millions):

Reduction in outstanding debt	$(5)
Reduction in overall interest rates	(1)
Financing fees expensed	2
Offset to interest expense for amortization of adjustments to fair value of acquired interest rate swaps	3 (1)
Other, net	1

Net change in expense	$—

(1)	See note 7 to our interim financial statements.

Income Tax Benefit. For the six months ended June 30, 2004 and 2003, our effective tax rates were 47.1% and 80.6%, respectively. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $5 million and $2 million for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, these items primarily related to Empire Zone tax credits of $3 million (see above for discussion) and state income tax benefits. For the six months ended June 30, 2003, these items primarily related to Empire Zone tax credits of $3 million. See note 9 to our interim financial statements.

Financial Condition

In this section, we provide updates related to sources of liquidity and capital resources, liquidity and capital requirements and historical cash flows. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 of our Form 10-K.

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

For the three months ended June 30, 2004 and 2003, our earnings from continuing operations were insufficient to cover our fixed charges by $33 million and $5 million, respectively. For the six months ended June 30, 2004 and 2003, our earnings from continuing operations were insufficient to cover our fixed charges by $40 million and $4 million, respectively. See Exhibit 12.1 to this Form 10-Q.

Credit Capacity, Cash and Cash Equivalents. The following table summarizes our credit capacity, cash and cash equivalents and current restricted cash for our continuing operations at June 30, 2004 (in millions):

Total committed credit (1)	$1,091
Outstanding borrowings	1,009
Outstanding letters of credit	30

Unused borrowing capacity	52	(2)
Cash and cash equivalents	13
Current restricted cash (3)	160

Total (4)	$225

(1)	As of June 30, 2004, we had consolidated current and long-term debt outstanding from continuing operations of $1.1 billion. As of June 30, 2004, $30 million of our committed credit facilities are to expire by June 30, 2005. For a discussion of our credit facilities and other debt, see note 7 to our interim financial statements.
(2)	See notes 7 and 12 to our interim financial statements; $5 million of the unused capacity relates to Liberty’s working capital facility, which is currently not available to Liberty.
(3)	Current restricted cash includes cash at certain subsidiaries, the transfer or distribution of which is effectively restricted by the terms of financing agreements but is otherwise available to the applicable subsidiary for use in satisfying certain of its obligations.
(4)	As of June 30, 2004, we have $815 million of outstanding borrowings under facilities classified as discontinued operations. See note 13 to our interim financial statements.

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

Contributions from Reliant Energy. Orion Power has outstanding $400 million aggregate principal amount of 12% senior notes due 2010. The senior notes are unsecured. The credit agreements entered into by Orion New York and Orion MidWest contain requirements that are expected to restrict Orion New York and Orion MidWest from making dividends, loans or advances to Orion Power Holdings for future interest payments on the senior notes. If at the time such payments are due, dividends, loans or advances are restricted under the Orion New York and Orion MidWest credit agreements, and funds generated from Orion Power Holdings’ other subsidiaries or from other sources are insufficient, payment default under Orion Power Holdings’ senior notes may occur unless Reliant Energy elects to invest additional funds in Orion Power Holdings. In May 2003 and November 2003, Reliant Energy contributed $15 million and $20 million, respectively, to us, as a partial funding of the semi-annual interest payment of $24 million on the senior notes due in each of May 2003 and November 2003. Orion Power Holdings used the cash from an income tax refund to fund the $24 million interest payment in May 2004. While Reliant Energy has no obligation, it intends to contribute any funding shortfall of the semi-annual interest payments due in November 2004 and May 2005 should Orion Power Holdings’ funds be insufficient. See note 2 to our interim financial statements.

The following table details our cash collateral posted and letters of credit outstanding for our continuing operations as of July 30, 2004 (in millions):

Cash collateral posted:
For commercial operations	$7
In support of financings	—

$7

Letters of credit outstanding:
For commercial operations	$13
In support of financings	17

$30

Historical Cash Flows

The following table provides an overview of cash flows relating to our operating, investing and financing activities for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,
	2004	2003
	(in millions)
Cash provided by (used in):
Operating activities	$62	$59
Investing activities	(26)	(29)
Financing activities	(56)	(28)

Cash Flows – Operating Activities

Net cash provided by operating activities increased by $3 million during the six months ended June 30, 2004 compared to the same period in 2003. The change is detailed as follows (in millions):

Changes in working capital and other assets and liabilities	$18	(1)
Changes in cash flows from operations, excluding working capital and other assets and liabilities	(32	)(2)
Changes in cash flows related to our discontinued operations	17

Net change	$3

(1)	Decrease in net cash outflows to $24 million for the six months ended June 30, 2004 from $42 million for the same period in 2003 due to a decrease in cash used to meet working capital and other assets and liabilities requirements. See further analysis below.
(2)	Decrease in net cash inflows to $67 million for the six months ended June 30, 2004 from $99 million for the same period in 2003 due primarily to changes in our results of operations.

Six Months Ended June 30, 2004. Changes in working capital and other assets and liabilities from continuing operations for the six months ended June 30, 2004 is detailed as follows (in millions):

Increase in accounts receivable	$(25	)(1)
Net purchases of emissions credits	(15)
Increase in inventory	(5)
Increase in prepaid insurance and property taxes and other current assets	(5	)(2)
Increase in accrued interest	8	(3)
Decrease in restricted cash	20	(4)
Other, net	(2)

Cash used	$(24)

(1)	Increase primarily due to increased revenues at our New York facilities.
(2)	Increase primarily due to property tax prepayments related to our New York facilities for normal operations.
(3)	Increase primarily due to the accrual of interest on the Orion Power Holdings senior notes at 12% and the Liberty credit agreement. See note 7 to our interim financial statements.
(4)	Decrease primarily attributable to a reduction in restricted cash at Orion New York for property tax payments and payments for maintenance and outages related to the New York facilities.

Six Months Ended June 30, 2003. Changes in working capital and other assets and liabilities from continuing operations for the six months ended June 30, 2003 is detailed as follows (in millions):

Net purchases of emission credits	$(37)
Increase in accounts receivable	(16	)(1)
Decrease in accounts payable	(10	)(2)
Taxes payable/receivable, net	9	(3)
Decrease in restricted cash	14	(4)
Other, net	(2)

Cash used	$(42)

(1)	Increase primarily due to seasonality.
(2)	Decrease primarily due to reduced coal purchases in 2003 and the timing of cash payments.
(3)	Change primarily relates to $12 million in net state income tax refunds, partially offset by $3 million of accrued tax liability.
(4)	Decrease primarily attributable to a reduction in restricted cash at Orion New York for property tax payments and at Orion Power Development for the purchase of emissions credits.

Cash Flows – Investing Activities

Net cash used in investing activities decreased by $3 million during the six months ended June 30, 2004 compared to the same period in 2003, primarily due to a decrease in capital expenditures due to our power generation operations.

Cash Flows – Financing Activities

Net cash used in financing activities during the six months ended June 30, 2004 increased $28 million compared to the same period in 2003. See below for discussion.

Six Months Ended June 30, 2004. Net cash used in financing activities during the six months ended June 30, 2004 of $56 million is primarily due to $67 million of payments of long term debt (primarily Orion MidWest), offset by an increase in short-term borrowings of $15 million due to working capital requirements.

Six Months Ended June 30 2003. Net cash used in financing activities during the six months ended June 30, 2003 of $28 million is primarily due to $20 million of payments of long term debt relating to Orion MidWest and $4 million relating to Liberty, coupled with a decrease in short-term borrowings, partially offset by contributions from stockholder of $15 million.

New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates

New Accounting Pronouncements

As of July 2004, there are no new accounting pronouncements that would have a material impact to our results of operations, financial position or cash flows, for which we have not already adopted and/or disclosed elsewhere in the notes to our interim financial statements.

Significant Accounting Policies

For discussion regarding significant accounting policies, see note 2 to Orion Power’s consolidated financial statements included in the Form 10-K and note 1 to the interim financial statements.

Critical Accounting Estimates

For a discussion of the critical accounting estimates, see Orion Power’s Form 10-K.

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

The following table sets forth the fair values of the contracts related to our net derivative assets and liabilities as of June 30, 2004:

	Fair Value of Contracts at June 30, 2004
Source of Fair Value	Twelve Months Ended June 30, 2005	Remainder of 2005	2006	2007	2008	2009 and thereafter	Total fair value
	(in millions)
Prices provided by other external sources (1)	$69	$21	$10	$—	$—	$—	$100
Prices based on models and other valuation methods (2)	(4)	—	(2)	—	—	—	(6)

Total	$65	$21	$8	$—	$—	$—	$94

(1)	Represents our forward positions in power, oil and coal commodities at points for which over-the-counter market (OTC) broker quotes are available, which on average, extend 24, 36 and 36 months into the future, respectively. Positions are valued against internally developed forward market price curves that are frequently validated and recalibrated against OTC broker quotes. This category includes some transactions whose prices are obtained from external sources and then modeled to hourly, daily or monthly prices, as appropriate. This category also includes our interest rate derivative instruments, which are valued based on information from market participants.
(2)	Represents the value of (a) our valuation adjustments for liquidity, credit and administrative costs, (b) options or structured transactions not quoted by an exchange or OTC broker, but for which the prices of the underlying position are available and (c) transactions for which an internally developed price curve was constructed as a result of the long-dated nature of the transaction or the illiquidity of the market point.

We assess the risk of our derivatives using a sensitivity analysis method. Derivative instruments, which we use as economic hedges, create exposure to commodity prices, which, in turn, offset the commodity exposure inherent in our business. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. The sensitivity analysis performed on our energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in the underlying energy prices. A decrease of 10% in the market prices of energy commodities from their June 30, 2004 levels would have decreased the fair value of our energy derivatives by $28 million. Of this amount, $26 million relates to a loss in fair value of our derivatives that are designated as cash flow hedges and $2 million relates to a loss in earnings of our economic hedges. A decrease of 10% in the market prices of energy commodities from their December 31, 2003 levels would have decreased the fair value of our energy derivatives by $14 million.

Interest Rate Risk. There was no significant change for our continuing operations in our interest rate risk based on sensitivity analyses during the three and six months ended June 30, 2004 from December 31, 2003. See “Quantitative and Qualitative Disclosures about Non-trading Activities and Related Market Risks” in Item 7A of our Form 10-K.

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

Changes in Internal Controls

In connection with the evaluation described above, we identified no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information in response to this item, see (a) note 14 to the consolidated financial statements included in Orion Power’s Form 10-K, (b) notes 11 and 12 to the interim financial statements included in Orion Power’s First Quarter Form 10-Q and (c) notes 11 and 12 to the interim financial statements in this Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

See Index of Exhibits.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORION POWER HOLDINGS, INC.
(Registrant)

August 5, 2004	By:	/s/ Thomas C. Livengood
Thomas C. Livengood
Vice President and Controller
(Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+12.1	Orion Power Holdings, Inc. and Subsidiaries Ratio of Earnings from Continuing Operations to Fixed Charges

+31.1	Certification of the President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1	Certification of the President of Orion Power Holdings, Inc. Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

+32.2	Certification of Executive Vice President and Chief Financial Officer of Orion Power Holdings, Inc. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

+99.1	Orion Power Holdings, Inc.’s note 14 to its consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2003

+99.2	Orion Power Holdings, Inc.’s notes 11 and 12 to its interim financial statements included in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004