Form 10-Q
period 2004-09-30
ORION POWER HOLDINGS INC
filed 2004-11-05
CIK 1120236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
Yes  ☐    No  ☒

As of November 1, 2004, Orion Power Holdings, Inc. had 1,000 shares of voting common stock outstanding. All shares of voting common stock are held by Reliant Energy, Inc.

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART I.

FINANCIAL INFORMATION

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

As used in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (this Form 10-Q), “Orion Power” refers to Orion Power Holdings, Inc. and its consolidated subsidiaries.

When Orion Power makes statements containing projections, estimates or assumptions about revenues, income and other financial items, plans for the future, future economic performance, transactions and dispositions and financings related thereto, Orion Power is making “forward-looking statements.” Forward-looking statements relate to future events and anticipated revenues, earnings, business strategies, competitive position or other aspects of the operations or operating results. In many cases you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and other similar words. However, the absence of these words does not mean that the statements are not forward-looking. Although Orion Power believes that the expectations and the underlying assumptions reflected in the forward-looking statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are not guarantees of future performance or events. Such statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements.

Among other things, the matters described in:

•	note 14 to Orion Power’s consolidated financial statements in Orion Power’s Annual Report on Form 10-K for the year ended December 31, 2003 (Form 10-K);
•	“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and notes 11 and 12 to Orion Power’s interim financial statements in Orion Power’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (First Quarter Form 10-Q);
•	“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and notes 11 and 12 to Orion Power’s interim financial statements in Orion Power’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (Second Quarter Form 10-Q); and
•	“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and notes 11 and 12 to the interim financial statements in this Form 10-Q

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Revenues	$381,236	$372,674	$930,320	$841,976
Revenues—affiliate	1,155	6,166	13,682	23,939

Total	382,391	378,840	944,002	865,915

Expenses:
Fuel	74,780	80,037	229,575	232,967
Fuel—affiliate	93,043	71,751	190,108	115,106
Purchased power	6,726	4,306	19,783	12,880
Purchased power—affiliate	16,798	7,443	55,401	19,690
Operation and maintenance	55,413	47,764	177,581	158,179
General and administrative—affiliates	12,362	11,785	39,541	39,923
Taxes other than income taxes	15,685	13,290	41,299	35,714
Goodwill impairment	—	585,000	—	585,000
Depreciation	33,022	30,001	95,180	88,103
Amortization	16,717	8,923	34,124	19,318

Total	324,546	860,300	882,592	1,306,880

Operating Income (Loss)	57,845	(481,460)	61,410	(440,965)

Other Income (Expense):
Other, net	22	2,199	406	2,152
Interest expense	(25,650)	(25,909)	(71,331)	(71,932)
Interest income	522	354	1,254	1,281

Total other expense	(25,106)	(23,356)	(69,671)	(68,499)

Income (Loss) from Continuing Operations Before Income Taxes	32,739	(504,816)	(8,261)	(509,464)
Income tax expense (benefit)	8,414	31,859	(10,913)	28,113

Income (Loss) from Continuing Operations	24,325	(536,675)	2,652	(537,577)
Income (loss) from discontinued operations before income taxes	128,884	(3,778)	119,984	(7,043)
Income tax expense (benefit)	85,274	(3,076)	78,434	(6,697)

Income (loss) from discontinued operations	43,610	(702)	41,550	(346)

Income (Loss) Before Cumulative Effect of Accounting Change	67,935	(537,377)	44,202	(537,923)
Cumulative effect of accounting change, net of tax	—	—	—	2,121

Net Income (Loss)	$67,935	$(537,377)	$44,202	$(535,802)

See Notes to the Unaudited Consolidated Interim Financial Statements

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except share amounts)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$8,206	$33,161
Restricted cash	265,513	172,805
Accounts receivable, principally customer, net of allowance of $6,546 and $7,014	109,514	99,852
Receivable from affiliates, net	—	221
State income taxes receivable	37,742	15,624
Inventory	73,643	67,209
Derivative assets	72,802	23,045
Accumulated deferred income taxes	678	8,138
Prepaid insurance and property taxes	12,580	3,062
Other current assets	12,563	7,858
Current assets of discontinued operations	—	66,324

Total current assets	593,241	497,299

Property, plant and equipment, gross	3,436,138	3,413,902
Accumulated depreciation	(312,615)	(220,708)

Property, Plant and Equipment, net	3,123,523	3,193,194

Other Assets:
Goodwill, net	291,079	395,079
Other intangibles, net	357,969	365,492
Derivative assets	29,020	12,150
Deferred financing costs, net	3,000	4,843
Restricted cash	1,548	8,656
Other	4,697	5,496
Long-term assets of discontinued operations	—	617,828

Total other assets	687,313	1,409,544

Total Assets	$4,404,077	$5,100,037

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Current portion of long-term debt and short-term borrowings	$317,322	$368,409
Accounts payable, principally trade	24,467	42,073
Derivative liabilities	6,746	10,875
Payable to affiliates, net	8,200	—
Accumulated deferred income taxes	39,817	2,355
Accrued interest	45,675	19,168
Other	43,168	23,462
Current liabilities of discontinued operations	—	61,109

Total current liabilities	485,395	527,451

Other Liabilities:
Accumulated deferred income taxes	332,646	359,054
Derivative liabilities	6,121	9,582
Contractual obligations	19,486	50,938
Other	61,668	66,552
Long-term liabilities of discontinued operations	—	880,570

Total other liabilities	419,921	1,366,696

Long-term Debt	798,477	790,413

Commitments and Contingencies
Stockholder’s Equity:
Common stock; par value $1.00 per share (1,000 shares authorized, issued and outstanding)	1	1
Additional paid-in capital	3,421,894	3,233,308
Retained deficit	(768,899)	(813,101)
Accumulated other comprehensive income	47,288	4,810
Accumulated other comprehensive loss from discontinued operations	—	(9,541)

Stockholder’s equity	2,700,284	2,415,477

Total Liabilities and Stockholder’s Equity	$4,404,077	$5,100,037

See Notes to the Unaudited Consolidated Interim Financial Statements

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Net income (loss)	$44,202	$(535,802)
(Income) loss from discontinued operations	(41,550)	346

Net income (loss) from continuing operations and cumulative effect of accounting change	2,652	(535,456)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting changes	—	(2,121)
Goodwill impairment	—	585,000
Depreciation and amortization	129,304	107,421
Non-cash equity contribution of operation and maintenance and general and administrative costs from stockholder	44,113	41,000
Deferred income taxes	(39,854)	28,572
Net unrealized gains on derivatives	(1,604)	(1,248)
Net amortization of contractual rights and obligations	(28,502)	(19,849)
Amortization of deferred financing costs	1,992	2,119
Amortization of revaluation of acquired swaps and debt	(11,653)	(14,979)
Other, net	(603)	757
Changes in other assets and liabilities:
Restricted cash	(85,600)	(9,689)
Accounts receivable, net	(9,662)	(12,492)
Inventory	(6,152)	(8,808)
Prepaid insurance and property taxes and other current assets	(14,855)	(6,167)
Other assets	(27,865)	(40,687)
Accounts payable	(17,860)	(9,588)
Payable to/receivable from affiliates, net	8,457	(2,111)
Taxes payable/receivable	32,450	11,880
Accrued interest	26,507	7,938
Other current liabilities	8,152	(10,638)
Other liabilities	2,434	(3,404)

Net cash provided by continuing operations from operating activities	11,851	107,450
Net cash (used in) provided by discontinued operations from operating activities	(4,333)	453

Net cash provided by operating activities	7,518	107,903

Cash Flows from Investing Activities:
Capital expenditures	(33,245)	(37,239)

Net cash used in continuing operations from investing activities	(33,245)	(37,239)
Net cash provided by (used in) discontinued operations from investing activities	861,557	(5,966)

Net cash provided by (used in) investing activities	828,312	(43,205)

Cash Flows from Financing Activities:
Payments of long-term debt	(72,283)	(59,492)
Increase (decrease) in short-term borrowings and revolving credit facilities, net	17,500	(6,000)
Contributions from stockholder	—	15,000

Net cash used in continuing operations from financing activities	(54,783)	(50,492)
Net cash used in discontinued operations from financing activities	(806,002)	(13,545)

Net cash used in financing activities	(860,785)	(64,037)

Net Change in Cash and Cash Equivalents	(24,955)	661
Cash and Cash Equivalents at Beginning of Period	33,161	7,400

Cash and Cash Equivalents at End of Period	$8,206	$8,061

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid (net of amounts capitalized) for continuing operations	$69,816	$94,011
Income taxes paid (net of income tax refunds received) for continuing operations	$(3,235)	$(12,605)

See Notes to the Unaudited Consolidated Interim Financial Statements

ORION POWER HOLDINGS, INC. AND SUBSIDIARIES

N OTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(1) Background and Basis of Presentation

Background

As used in this Form 10-Q, “Orion Power Holdings” refers to Orion Power Holdings, Inc. “Orion Power” refers to Orion Power Holdings, Inc. and its consolidated subsidiaries. Orion Power Holdings, a Delaware corporation, and its subsidiaries own and operate electric generation facilities in New York, Ohio, Pennsylvania and West Virginia with an aggregate generating capacity from continuing operations of 5,967 megawatts as of September 30, 2004. Orion Power typically sells its wholesale products to electric power retailers, which are the entities that supply power to consumers.

Orion Power is an indirect, wholly-owned subsidiary of Reliant Energy, Inc. (Reliant Energy).

This Form 10-Q includes Orion Power’s consolidated interim financial statements and notes (interim financial statements). The interim financial statements are unaudited, omit certain financial statement disclosures and should be read in conjunction with (a) Orion Power’s audited consolidated financial statements and notes in its Form 10-K, (b) Orion Power’s unaudited interim financial statements and notes in its First Quarter Form 10-Q and (c) Orion Power’s unaudited interim financial statements and notes in its Second Quarter Form 10-Q.

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

Adjustments and Reclassifications. In September 2004, Orion Power sold 770 megawatts (MW) of generation assets located in upstate New York (hydropower plants) for $874 million in cash. Orion Power has reported the operations of the hydropower plants as discontinued operations since May 2004 and, accordingly, has reclassified amounts for all periods. See notes 5 and 13 for further discussion.

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

FIN No. 46R. In January 2004, Orion Power adopted Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN No. 46R), which modified certain criteria in determining which entities should be considered as variable interest entities. The adoption had no impact on the financial statements. The application of FIN No. 46R continues to evolve as the FASB continues to address issues submitted for consideration. Orion Power will continue to assess its application of clarified or revised guidance related to FIN No. 46R.

Each of Orion Power New York, LP (Orion New York); Orion Power New York LP, LLC; Orion Power New York GP, Inc.; Astoria Generating Company, L.P. (Astoria); Orion Power MidWest, LP (Orion MidWest); Orion

Power MidWest LP, LLC; Orion Power MidWest GP, Inc.; Twelvepole Creek, LLC and Orion Power Capital, LLC (Orion Capital) is a separate legal entity and has its own assets.

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

Support Services Agreement. In October 2002, Orion Power entered into a services arrangement with Reliant Energy Wholesale Service Company (REWSC), a wholly-owned subsidiary of Reliant Energy. REWSC allocates certain support services costs to Orion Power based on Orion Power’s direct labor costs relative to the direct labor costs of other entities to which REWSC provides similar services. Management believes this method of allocation is reasonable. These allocations are not necessarily indicative of what would have been incurred had Orion Power been an unaffiliated entity. Orion MidWest and Orion New York may only pay a fixed amount for certain of these services due to contractual restrictions. The excess of the allocated amount over the fixed amount has been recorded as a non-cash equity contribution to Orion Power from Reliant Energy. During the three months ended September 30, 2004 and 2003, $16 million and $14 million, respectively, and during the nine months ended September 30, 2004 and 2003, $55 million and $52 million, respectively, of support services costs were allocated to Orion Power by REWSC (and are recorded in operation and maintenance expenses and general and administrative expenses). Of these amounts, during the nine months ended September 30, 2004 and 2003, $11 million were billed and $44 million and $41 million, respectively, were recorded as non-cash equity contributions from Reliant Energy.

Services and Commodity Agreements. In October 2002, Reliant Energy Services entered into agreements to provide support services to Orion Power Holdings’ subsidiaries, Orion MidWest and Orion New York, and their respective subsidiaries. Purchases from Reliant Energy Services under various commodity agreements, recorded in fuel expense and purchased power expense, were $69 million and $17 million, respectively, and $65 million and $7 million, respectively, during the three months ended September 30, 2004 and 2003, respectively. Purchases from Reliant Energy Services under various commodity agreements, recorded in fuel expense and purchased power expense, were $131 million and $55 million, respectively, and $108 million and $20 million, respectively, during the nine months ended September 30, 2004 and 2003, respectively. Sales to Reliant Energy Services under various commodity agreements, recorded in revenue, were $1 million and $6 million during the three months ended September 30, 2004 and 2003, respectively, and were $14 million and $24 million during the nine months ended September 30, 2004 and 2003, respectively.

Technical Services Arrangement. Beginning July 2002, REWSC agreed to provide personnel and technical services as required to the operating services subsidiaries of Orion Power Holdings under an informal agreement. These services assure that facilities are properly operated and maintained. Amounts incurred under this agreement during the three months ended September 30, 2004 and 2003, were $2 million and during the nine months ended September 30, 2004 and 2003, were $7 million and $6 million, respectively, and are included in operation and maintenance expense or property, plant and equipment, as appropriate.

Liberty Energy Services Agreement and Gas Purchase Agreement. In August 2003, Liberty Electric Power, LLC (Liberty Power) entered into an agreement with Reliant Energy Services to provide certain services to Liberty Power. Reliant Energy Services received a flat monthly fee from Liberty Power for providing these services in the amount of $0.1 million. During the three and nine months ended September 30, 2004, $0.2 million and $0.6 million, respectively, was incurred and expensed under this agreement. In addition, in August 2003, Liberty Power and Reliant Energy Services entered into a base contract for sale and purchase of natural gas pursuant to which Liberty Power buys natural gas from Reliant Energy Services. Liberty Power was required to pre-pay Reliant Energy Services for all gas purchases. During the three and nine months ended September 30, 2004, $24 million and $59 million, respectively, was incurred and expensed under this agreement. During the three and nine months ended September 30, 2003, $7 million was incurred and expensed under this agreement. In September 2004, both agreements expired by their terms. In October 2004, Reliant Energy Services and Liberty Power reentered into substantially similar agreements with a term of seven days. Upon expiration, a third party began providing substantially similar services to Liberty Power. See note 12.

Other. In May 2003 and November 2003, Reliant Energy contributed $15 million and $20 million, respectively, to Orion Power Holdings, as a partial funding of the semi-annual interest payments of $24 million on the senior notes due at those dates. Orion Power Holdings used the cash from income tax refunds to fund the $24 million interest payments in May 2004 and November 2004. While Reliant Energy has no obligation, it intends to contribute any funding shortfall of the semi-annual interest payments due in May 2005 should Orion Power Holdings’ funds be insufficient. See note 7.

Deemed contributions from Reliant Energy related to current federal income taxes were $42 million during the three and nine months ended September 30, 2004. In addition, during the three and nine months ended September 30, 2004, Orion Power Holdings distributed deferred income tax liabilities of $103 million to Reliant Energy due to the capital gain for federal income tax purposes recognized in connection with the sale of the hydropower plants. See note 13.

(3) Retirement Plans

Net benefit cost for Orion Power’s qualified retirement plans includes the following components:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Service cost	$1.0	$0.9	$0.3	$0.3
Interest cost	0.8	0.7	0.4	0.4
Expected return on plan assets	(0.5)	(0.4)	—	—
Net amortization	0.3	0.2	(0.1)	(0.1)

Net benefit cost	$1.6	$1.4	$0.6	$0.6

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Service cost	$3.0	$2.7	$0.9	$0.9
Interest cost	2.4	2.1	1.2	1.2
Expected return on plan assets	(1.5)	(1.2)	—	—
Net amortization	0.9	0.6	(0.3)	(0.3)

Net benefit cost	$4.8	$4.2	$1.8	$1.8

Orion Power expects cash contributions to its pension plans for continuing operations will be approximately $5 million during 2004. As of September 30, 2004, Orion Power had contributed $5 million.

(4) Comprehensive Income (Loss)

The following table summarizes the components of total comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Net income (loss)	$68	$(537)	$44	$(536)
Other comprehensive income (loss), net of tax:
Deferred gain from cash flow hedges	10	6	65	1
Reclassification of net deferred (gain) loss from cash flow hedges realized in net income/loss	(13)	2	(23)	3
Comprehensive income resulting from discontinued operations	2	2	10	4

Comprehensive income (loss)	$67	$(527)	$96	$(528)

(5) Goodwill and Property, Plant and Equipment

Orion Power evaluates goodwill annually (in November) and goodwill and property, plant and equipment when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.

July 2003 Goodwill Impairment Test. In July 2003, Reliant Energy entered into a definitive agreement to sell a power generation plant, Desert Basin. The sale closed in October 2003. Orion Power did not own the plant. This sale required Reliant Energy to allocate a portion of the goodwill in the wholesale energy reporting unit to the Desert Basin plant operations on a relative fair value basis as of July 2003 in order to compute the loss on disposal. Reliant Energy was also required to test the recoverability of goodwill in its remaining wholesale energy reporting unit as of July 2003. As a result of the July 2003 test, Orion Power recognized an impairment of $585 million (pre-tax and after-tax) in the third quarter of 2003. This impairment was due to a decrease in the estimated fair value of Orion Power.

November 2003 Annual Goodwill Impairment Test. Orion Power performed its annual goodwill impairment test effective November 1, 2003 and determined that no additional impairments of goodwill had occurred since July 2003.

May 2004 Goodwill Impairment Test. In May 2004, Orion Power signed an agreement to sell 770 MW of generation assets. The sale closed in September 2004. Generally accepted accounting principles required Orion Power to allocate a portion of its goodwill to the assets being sold on a relative fair value basis as of May 2004 in order to compute the gain on disposal. As of May 2004, Orion Power also tested the recoverability of it remaining goodwill and determined that no impairment had occurred. As of September 30, 2004, Orion Power had consolidated goodwill of $291 million. See note 13.

For additional information regarding the process and assumptions used in Orion Power’s impairment tests for 2003 and 2002, see note 5 to its consolidated financial statements in its Form 10-K. The significant assumptions used in the May 2004 test are consistent with the November 2003 annual impairment test assumptions, which were previously disclosed in the Form 10-K.

Potential Future Impairments of Property, Plant and Equipment. See note 12 for discussion of an anticipated future impairment of Orion Power’s net investment in a subsidiary.

(6) Derivative Instruments

Derivative assets and liabilities at September 30, 2004 and December 31, 2003 are as follows:

	Assets		Liabilities		Net Assets (Liabilities)
	Current	Long-term	Current	Long-term
	(in millions)
September 30, 2004:
Derivative activities:
Cash flow hedges:
Commodity	$66	$28	$—	$—	$94
Interest	—	—	(7)	(6)	(13)

Total	66	28	(7)	(6)	81
Derivatives marked to market through earnings	7	1	—	—	8

Total	$73	$29	$(7)	$(6)	$89

December 31, 2003:
Derivative activities:
Cash flow hedges:
Commodity	$17	$10	$—	$—	$27
Interest	—	—	(10)	(10)	(20)

Total	17	10	(10)	(10)	7
Derivatives marked to market through earnings	6	2	(1)	—	7

Total	$23	$12	$(11)	$(10)	$14

Pre-tax income (loss) of derivative instruments from continuing operations, including energy derivatives and interest rate derivatives, for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Energy derivative instruments:
Hedge ineffectiveness (1)	$—	$—	$—	$—
Other net unrealized (losses) gains on derivatives (2)	(1)	—	2	1
Interest rate derivative instruments:
Hedge ineffectiveness (1)	—	—	—	—
Other net unrealized gains on derivatives	—	—	—	—

Total	$(1)	$—	$2	$1

(1)	For the three and nine months ended September 30, 2004 and 2003, no component of the derivative instruments’ gain or loss was excluded from the assessment of effectiveness.
(2)	Includes $16 million and $0 for the three months ended September 30, 2004 and 2003, respectively, and $16 million and $0 for the nine months ended September 30, 2004 and 2003, respectively, of income recognized in the results of continuing operations as a result of the discontinuance of cash flow hedges because it was probable that the forecasted transaction would not occur.

As of September 30, 2004 and December 31, 2003, the maximum length of time Orion Power is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding the payment of variable interest on existing financial instruments, is two years. As of September 30, 2004 and December 31, 2003, the maximum length of time Orion Power is hedging its exposure to the payment of variable interest rates is three years and four years, respectively. As of September 30, 2004, Orion Power expects $35 million of net gains deferred in accumulated other comprehensive income to be reclassified into net income (loss) during the period from October 1, 2004 to September 30, 2005.

(7) Credit Facilities and Debt

The following table sets forth the debt outstanding to third parties as of September 30, 2004 and December 31, 2003:

	September 30, 2004			December 31, 2003
	Weighted Average Contractual Interest Rate (1)	Long-term	Current (2)	Weighted Average Contractual Interest Rate (1)	Long-term	Current (2)
	(in millions, except interest rates)
Credit Facilities
Orion Power Holdings senior notes	12.00%	$400	$—	12.00%	$400	$—
Orion MidWest term loan	5.04	334	20	3.93	312	91
Orion MidWest revolving working capital facility	5.03	—	18	—	—	—
Liberty credit agreement:
Floating rate debt (3)	5.00	—	97	2.40	—	97
Fixed rate debt (3)	9.02	—	165	9.02	—	165

Total facilities (4)		734	300		712	353

Other
Adjustment to fair value of debt (5)	—	51	9	—	58	8
Adjustment to fair value of interest rate swaps (5) (6)	—	14	8	—	20	8

Total other debt		65	17		78	16

Total debt		$799	$317		$790	$369

(1)	The weighted average contractual interest rates are for borrowings outstanding as of September 30, 2004 or December 31, 2003, as applicable.
(2)	Includes amounts due within one year of the date noted and loans outstanding under revolving and working capital facilities classified as current liabilities. See sub-footnote 3 below.
(3)	The entire balance outstanding under this credit agreement has been classified as current as of September 30, 2004 and December 31, 2003. Included in the outstanding amount as of September 30, 2004 and December 31, 2003, is $9 million and $2 million, respectively, of presently due scheduled principal payments, for which no payment has been made. The scheduled principal payments totaled approximately $2 million in each of October 2003, January 2004, April 2004 and July 2004. In addition, no payment has been made for the $2 million principal payment scheduled for October 2004. As interest payments were also not made when due, additional interest has been charged on the past due interest amounts. In addition to the $9 million past due, the amount shown as current includes $9 million that matures within 12 months of September 30, 2004. See note 12.
(4)	As of December 31, 2003, Orion Power has classified the following debt amounts as discontinued operations: (a) Orion New York credit facility – $333 million and (b) Orion MidWest credit facility – $482 million. See note 13.
(5)	As a result of the acquisition of Orion Power by Reliant Energy, debt and interest rate swaps were adjusted to fair market value as of the acquisition date. Included in the adjustment to fair value of debt is $60 million and $66 million related to the Orion Power Holdings senior notes as of September 30, 2004 and December 31, 2003, respectively. Included in the adjustment to fair value of interest rate swaps is $22 million and $28 million related to the Orion MidWest credit facility as of September 30, 2004 and December 31, 2003, respectively. Included in interest expense is amortization of $1 million and $2 million for valuation adjustments for debt and $2 million and $3 million for valuation adjustments for interest rate swaps, respectively, for the three months ended September 30, 2004 and 2003, respectively. Included in interest expense is amortization of $6 million and $6 million for valuation adjustments for debt and $6 million and $10 million for valuation adjustments for interest rate swaps, respectively, for the nine months ended September 30, 2004 and 2003. These valuation adjustments are being amortized over the respective remaining terms of the related financial instruments.
(6)	As of December 31, 2003, the adjustment to fair value of interest rate swaps related to the Orion New York credit facility and the related amortization of the adjustment to interest expense for the three and nine months ended September 30, 2004 and 2003 have been classified as discontinued operations. See note 13.

The following table provides a summary of the amounts owed and amounts available from continuing operations as of September 30, 2004, under the various committed credit facilities:

	Total Committed Credit		Drawn Amount	Letters of Credit	Unused Amount		Commitments Expiring By September 30, 2005	Principal Amortization and Commitment Expiration Date
	(in millions)
Orion Power Holdings senior notes	$400		$400	$—	$—		$—	May 2010
Orion MidWest term loan	354		354	—	—		20	December 2004 – October 2005
Orion MidWest revolving working capital facility	75		18	10	47		—	October 2005
Liberty credit agreement	284		262	17	5	(1)	9	October 2004 – April 2026

Total	$1,113	(2)	$1,034	$27	$52		$29

(1)	This amount is currently not available to Liberty Electric PA, LLC and Liberty Power. See note 12.
(2)	As of September 30, 2004, only the Orion Power Holdings senior notes aggregating $400 million were unsecured.

(8) Stockholder’s Equity

For a discussion of Orion Power equity transactions related to Reliant Energy, see note 2.

(9) Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$32.7	$(504.8)	$(8.3)	$(509.5)
Federal statutory rate	35%	35%	35%	35%

Income tax expense (benefit) at statutory rate	11.4	(176.7)	(2.9)	(178.3)

Net (reduction) addition in taxes resulting from:
Non-deductible goodwill impairment	—	204.8	—	204.8
State tax credits (Empire Zone tax credits)	(1.3)	(1.3)	(4.1)	(4.1)
State income taxes, net of federal income tax benefit	(0.4)	5.4	(3.1)	5.6
Other	(1.3)	(0.3)	(0.8)	0.1

Total	(3.0)	208.6	(8.0)	206.4

Income tax expense (benefit)	$8.4	$31.9	$(10.9)	$28.1

Effective tax rate	26%	NM (2)	NM (1)	NM (2)

(1)	Not meaningful primarily due to the Empire Zone tax credits and revisions of estimates for state taxes accrued in prior periods.
(2)	Not meaningful as Orion Power had a pre-tax loss of $505 million and income tax expense of $32 million for the three months ended September 30, 2003, and a pre-tax loss of $509 million and income tax expense of $28 million for the nine months ended September 30, 2003. The primary reason is due to Orion Power’s goodwill impairment of $585 million, for which no tax benefit can be recognized, as the goodwill is non-deductible.

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

Reliant Energy has calculated the aggregate amount permitted to be guaranteed under both the guarantee for its March 2003 credit facility and the guarantee for its senior secured notes to be approximately $1.1 billion, which is the maximum potential amount of future payments. These guarantees terminate at varying dates from 2007 to 2013.

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

Restrictions. Both Reliant Energy’s March 2003 credit facility and its senior secured notes restrict Orion Power Holdings’ and its subsidiaries’ ability to take specific actions, subject to numerous exceptions that are designed to allow for the execution of Reliant Energy’s and its subsidiaries’ business plans in the ordinary course, including the preservation and optimization of existing investments in the retail energy and wholesale energy businesses and the ability to provide credit support for commercial obligations. Orion Power’s failure to comply with these restrictions could result in an event of default under Reliant Energy’s March 2003 credit facility or its senior secured notes that, if not cured or waived, could result in Reliant Energy being required to repay its borrowings before their due date.

(11) Contingencies

Legal and Environmental Matters. For information regarding legal proceedings and environmental matters, see (a) note 14 to Orion Power’s consolidated financial statements in its Form 10-K, (b) notes 11 and 12 to Orion Power’s interim financial statements in its First Quarter Form 10-Q and (c) notes 11 and 12 to Orion Power’s interim financial statements in its Second Quarter Form 10-Q, which notes are incorporated herein by reference and filed as exhibits to this Form 10-Q.

(12) Liberty Generating Station

Liberty Power is a wholly-owned subsidiary of Liberty Electric PA, LLC (Liberty Electric), which is an indirect wholly-owned subsidiary of Orion Power Holdings. Liberty Power and Liberty Electric are collectively referred to as “Liberty.” Liberty owns a 530 MW combined cycle gas fired power generation facility (the Liberty generating station).

In October 2004, Orion Power and Reliant Energy agreed on the principal terms and conditions for a transfer of Orion Power’s interest in the Liberty generating station, including its project-finance debt, with Liberty’s lenders (the lenders). The transfer, which is subject to the execution of definitive agreements and receipt of various third party approvals, is expected to be completed in the fourth quarter of 2004. The terms of the proposed transfer do not require Orion Power or Reliant Energy to make payments to the lenders and the transfer of Liberty will not result in an event of default under any agreements.

In the fourth quarter of 2004, Orion Power expects to record a pre-tax non-cash loss of approximately $75 million reflecting the impairment of its net book value in Liberty. Orion Power does not anticipate any goodwill being allocated to Liberty and therefore, does not anticipate recording any additional loss attributable to goodwill.

Upon completion of the transfer, Orion Power will cease to record Liberty’s debt ($262 million as of September 30, 2004) in its consolidated balance sheet and will reclassify Liberty’s results of operations to discontinued operations.

Revenues, pre-tax loss and net loss related to the Liberty generating station’s operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Revenues	$34	$10	$81	$25
Loss before income taxes	(5)	(7)	(19)	(15)
Net loss	(2)	(4)	(11)	(9)

As previously disclosed, Liberty is a party to a lawsuit in which it is seeking a termination payment under a tolling agreement. Following the transfer of Liberty, Orion Power will not share in the proceeds of any judgment resulting from this litigation. In October 2004, the counterparty to the tolling agreement agreed to return to Orion Power for cancellation a $35 million letter of credit posted for its benefit by Reliant Energy, which formerly secured Liberty’s obligations under the agreement.

For additional information, see (a) notes 7(a) and 14(b) to Orion Power’s consolidated financial statements in its Form 10-K, (b) note 12 to Orion Power’s interim financial statements in its First Quarter Form 10-Q and (c) note 12 to Orion Power’s interim financial statements in its Second Quarter Form 10-Q.

(13) Discontinued Operations—Sale of Hydropower Plants

General. In September 2004, Orion Power sold its equity interests in subsidiaries owning 71 operating hydropower plants and a fossil-fueled, combined-cycle generation plant with a total aggregate net generating capacity of 770 MW located in upstate New York. The purchaser is an indirect subsidiary of Brascan Corporation, a Canadian asset management company. The purchase price, prior to closing adjustments for changes in certain intercompany accounts, interest and taxes, was $900 million in cash. The adjusted purchase price paid at closing was $874 million. After transaction costs, estimated purchase price adjustments, estimated taxes, accrued interest and interest rate swap termination, the estimated net proceeds were $808 million.

Use of Proceeds. Under the terms of certain credit agreements, Orion Power was required to apply all net cash proceeds from the sale to pay off indebtedness (including swap obligations) (a) first, under the Orion New York credit facility, and (b) then under the Orion MidWest credit facility. The Orion New York credit facility, including swap obligations, was repaid in its entirety and terminated. As of September 30, 2004, there remains $372 million outstanding under the Orion MidWest credit facility. See note 7. Notwithstanding the repayment of the Orion New York credit facility, Orion New York and its assets will continue to be subject to the credit facility’s covenants and security interests, which will continue in effect for the benefit of the Orion MidWest credit facility lenders until the Orion MidWest credit facility is extinguished. In addition, the lender consents obtained in connection with the hydropower plants sale prohibit Orion Capital from making distributions to Orion Power Holdings until the extinguishment of the Orion MidWest credit facility occurs. For additional information, see note 7(a) to the consolidated financial statements in Orion Power’s Form 10-K.

Assumptions Related to Debt, Interest Rate Swaps and Interest Expense of Discontinued Operations. Based on the contractual obligation to apply the net proceeds from the sale to the prepayment of debt under the Orion New York and Orion MidWest credit facilities, Orion Power has reported as discontinued operations all outstanding debt, interest rate swaps and deferred financing costs, including associated interest, under the Orion New York credit facility.

In addition, Orion Power has reported as discontinued operations $482 million of outstanding debt under the Orion MidWest credit facility as of December 31, 2003, as well as the associated interest expense for the applicable periods, based on the receipt of $808 million in net proceeds from the sale. In connection with the debt reported as discontinued operations under the Orion MidWest credit facility, Orion Power has reported the associated interest expense on the interest rate swaps and deferred financing costs as discontinued operations.

Accounting Treatment of Sale Transaction. Orion Power recorded an after-tax gain on the closing of the sale of approximately $48 million, which includes the effects of allocated goodwill of $104 million. This estimated gain is subject to changes due to the final determination of state taxes to be paid and post closing purchase price adjustments, if any. See note 5 for further discussion of the allocation of goodwill to the assets to be sold.

Assets and liabilities related to the hydropower plants were as follows as of December 31, 2003 (in millions):

Current Assets:
Cash and cash equivalents	$—
Restricted cash	17
Accounts receivable, net	31
Other current assets	18

Total current assets	66

Property, Plant and Equipment, net	536
Other Assets:
Other intangibles, net	69
Other	13

Total long-term assets	618

Total Assets	$684

Current Liabilities:
Current portion of long-term debt and short-term borrowings	$39
Accounts payable, principally trade	7
Derivative liabilities	9
Other current liabilities	6

Total current liabilities	61

Other Liabilities:
Derivative liabilities	8
Other liabilities	78

Total other liabilities	86
Long-term Debt	795	(1)

Total long-term liabilities	881

Total Liabilities	$942

Accumulated other comprehensive loss	$(10)

(1)	As of December 31, 2003, this amount includes $19 million related to adjustment to fair value of interest rate swaps. See note 7.

Revenues and pre-tax income (loss) related to the hydropower plants discontinued operations were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004		2003	2004		2003
	(in millions)
Revenues	$33		$25	$95		$85
Income (loss) before income taxes	129	(1)	(4)	120	(1)(2)	(7)

(1)	Included in this amount is a $143 million pre-tax gain related to the disposition on September 28, 2004.
(2)	Included in this amount is a $6 million loss related to the reclassification of other comprehensive loss from equity to the statement of operations during the three months ended June 30, 2004, related to the Orion New York interest rate swaps as it became probable during that period that the related forecasted transactions would not occur.

*    *    *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, “Orion Power Holdings” refers to Orion Power Holdings, Inc. and “Orion Power,” “we,” “us” and “our” refer to Orion Power Holdings, Inc. and its consolidated subsidiaries.

The following discussion is provided as a supplement to our interim financial statements to help provide an understanding of our results of operations, financial condition and changes in financial condition. It should be read in conjunction with our (a) Form 10-K, (b) First Quarter Form 10-Q and (c) Second Quarter Form 10-Q.

R ecent Developments and Other Information

Liberty Generating Station. In October 2004, we agreed on the principal terms and conditions for a transfer of our interest in the Liberty generating station, including its project-finance debt, with Liberty’s lenders. The transfer, which is subject to the execution of definitive agreements and receipt of various third party approvals, is expected to be completed in the fourth quarter of 2004. See note 12 to our interim financial statements.

Sale of Hydropower Plants. In September 2004, we sold 770 MW of generation assets located in upstate New York for $874 million in cash. We recorded an after-tax gain on the closing of the sale of approximately $48 million, which includes the effects of allocated goodwill of $104 million. See notes 5 and 13 to our interim financial statements.

Coal Contract Suppliers. Approximately 33% of our generating units use coal as their primary fuel source. These units represent approximately 45% of our annual electricity output. As of September 30, 2004, we had committed to purchase approximately 100% and 90% of our expected coal-fuel requirements through 2004 and for 2005, respectively, pursuant to coal supply contracts. No individual coal supplier represents more than 18% of our estimated annual coal supply requirements.

During the past 12 months, the average price of spot eastern coal has increased from $30 per ton to $65 per ton, which represents market prices higher than those for which we have contracted to purchase coal. In recent months, two of our coal suppliers, representing 17% of our remaining 2004 contracted coal supplies and 9% of our 2005 expected needs, have indicated that they intend to default or have defaulted under their supply contracts. We intend to vigorously enforce the performance of the supply contracts. To date, we do not believe these defaults have had a material adverse impact on our results of operations, financial condition or cash flows.

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(gigawatt hours)
Power Generation (1):
Net power generation volumes	4,515	4,794	12,030	12,360
Power purchase volumes	398	172	1,270	450

Power sales volumes (2)	4,913	4,966	13,300	12,810

(1)	These amounts exclude volumes associated with our discontinued operations. See note 13 to our interim financial statements.
(2)	These amounts include physically delivered volumes, physical transactions that are settled prior to delivery and hedge activity related to our power generation portfolio.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net Income (Loss). We reported $68 million consolidated net income for the three months ended September 30, 2004 compared to $537 million consolidated net loss for the same period in 2003. The reasons for the change from net loss to net income are explained below.

Revenues. Revenues increased $3 million during the three months ended September 30, 2004 compared to the same period in 2003. The detail is as follows:

	Three Months Ended September 30,
	2004	2003	Change
Third-party revenues	$381	$373	$8	(1)
Revenues—affiliates	1	6	(5)

Total revenues	$382	$379	$3

(1)	Increase primarily due to (a) increased energy revenues at the Liberty generating station, which was out of service from July 3, 2003 until August 26, 2003 after the termination of a tolling contract, (b) a 2% increase in power prices, (c) amortization of contractual rights and obligations and (d) increased capacity revenues. These increases were partially offset by an 8% decrease in power sales volumes.

Fuel and Purchased Power. Fuel and purchased power increased $27 million during the three months ended September 30, 2004 compared to the same period in 2003. The detail is as follows:

	Three Months Ended September 30,
	2004	2003	Change
Third-party fuel and purchased power costs	$80	$85	$(5)
Fuel and purchased power—affiliates	110	79	31
Unrealized losses	1	—	1

Total fuel and purchased power	$191	$164	$27	(1)

(1)	Increase primarily due to (a) increased fuel expense at Orion MidWest and Liberty primarily due to increased natural gas and coal prices and (b) the termination of the tolling agreement at the Liberty generating station in July 2003, which resulted in Liberty purchasing fuel to operate the station as a merchant plant. These increases were partially offset by increased amortization of contractual rights and obligations.

Gross margins. Gross margins decreased $24 million during the three months ended September 30, 2004 compared to the same period in 2003. The detail is as follows:

	Three Months Ended September 30,
	2004	2003	Change
Orion MidWest	$88	$104	$(16	)(1)
Orion New York	94	108	(14	)(2)
Liberty	9	3	6	(3)

Total gross margin	$191	$215	$(24)

(1)	Decrease primarily due to (a) decreased generation volumes from increased unplanned outages, (b) reduced demands under a “provider of last resort” contract resulting from milder weather conditions and (c) increased fuel costs.
(2)	Decrease primarily due to (a) reduced generation as a result of unfavorable weather conditions and (b) lower prices. These decreases were partially offset by higher capacity revenues.
(3)	Increase primarily due to the termination of the tolling agreement in July 2003, which resulted in operations ceasing until late August 2003 as compared to operating as a merchant plant for substantially all of the third quarter of 2004. See note 2 to our interim financial statements.

Operation and Maintenance. Operation and maintenance expenses, including amounts allocated from affiliates, increased $8 million during the three months ended September 30, 2004 compared to the same period in 2003. The increase is detailed as follows (in millions):

Planned power generation maintenance projects and outages	$3	(1)
Unplanned power generation maintenance projects and outages	2	(2)
Legal costs	1	(3)
Other, net	2

Net increase in expense	$8

(1)	Increase primarily due to timing of maintenance projects at the MidWest coal plants.
(2)	Increase due to higher maintenance costs at Cheswick ($1 million) caused by a fire in the second quarter of 2004 and Elrama ($1 million).
(3)	Increase due to higher legal costs associated with the Liberty generating station. See note 12 to our interim financial statements.

General and Administrative—Affiliates. General and administrative expenses, which are allocated from Reliant Energy, did not change significantly during the three months ended September 30, 2004 compared to the same period in 2003.

Taxes Other Than Income Taxes. Taxes other than income taxes increased $2 million during the three months ended September 30, 2004 compared to the same period in 2003 due to increased franchise taxes for Orion New York.

Goodwill Impairment. See note 5 to our interim financial statements.

Depreciation and Amortization. Depreciation and amortization expense increased $11 million during the three months ended September 30, 2004 compared to the same period in 2003 primarily due to increased amortization of air emissions regulatory allowances and increased depreciation as a result of an increase in depreciable assets.

Interest Expense. Interest expense to third parties did not change significantly during the three months ended September 30, 2004 compared to the same period in 2003.

Income Tax (Benefit) Expense. For the three months ended September 30, 2004, our effective tax rate was 26%. Our effective tax rate for the three months ended September 30, 2003 is not meaningful due to the goodwill impairment charge of $585 million, which is non-deductible for income tax purposes. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $3 million and $4 million, excluding the goodwill impairment charge, for the three months ended September 30, 2004 and 2003, respectively. For the three months ended September 30, 2004, these items primarily related to Empire Zone tax credits (see below). For the three months ended September 30, 2003, these items primarily related to state income taxes, which were partially offset by Empire Zone tax credits.

Certain of our New York operations qualify for the Empire Zone program beginning with calendar tax year ended December 31, 2001. The benefits under the program include a New York state income tax reduction credit, a wage tax credit, a sales tax credit and a real property tax credit. All credits are used to offset New York state income tax with any excess credits being refundable. Under current law, we are entitled to program benefits for a 14-year period, which began in 2001 and ends in 2014. Earlier in the year, legislation was introduced that, if passed, could have materially changed or eliminated the benefits received from the Empire Zone program. Such legislation did not pass.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Net Income (Loss). We reported $44 million consolidated net income for the nine months ended September 30, 2004 compared to $536 million consolidated net loss for the same period in 2003. The reasons for the change from net loss to net income are explained below.

Revenues. Revenues increased $78 million during the nine months ended September 30, 2004 compared to the same period in 2003. The detail is as follows:

	Nine Months Ended September 30,
	2004	2003	Change
Third-party revenues	$931	$841	$90 (1)
Revenues—affiliates	14	24	(10)
Unrealized (losses) gains	(1)	1	(2)

Total revenues	$944	$866	$78

(1)	Increase primarily due to (a) increased energy revenues at the Liberty generating station, which was out of service from July 3, 2003 until August 26, 2003 after the termination of a tolling contract, (b) 3% increase in power prices, (c) amortization of contractual rights and obligations and (d) increased capacity revenues. These increases were partially offset by a 1% decrease in power sales volumes.

Fuel and Purchased Power. Fuel and purchased power increased $114 million during the nine months ended September 30, 2004 compared to the same period in 2003. The detail is as follows:

	Nine Months Ended September 30,
	2004	2003	Change
Third-party fuel and purchased power costs	$252	$246	$6
Fuel and purchased power—affiliates	246	135	111	(1)
Unrealized gains	(3)	—	(3)

Total fuel and purchased power	$495	$381	$114

(1)	Increase primarily due to (a) the termination of the tolling agreement at the Liberty generating facility in July 2003, which resulted in Liberty purchasing fuel to operate the station as a merchant plant and (b) increased fuel expense primarily due to increased natural gas and coal prices.

Gross margins. Gross margins decreased $36 million during the nine months ended September 30, 2004 compared to the same period in 2003. The detail is as follows:

	Nine Months Ended September 30,
	2004	2003	Change
Orion MidWest	$189	$234	$(45	)(1)
Orion New York	242	234	8	(2)
Liberty	18	17	1

Total gross margin	$449	$485	$(36)

(1)	Decrease primarily due to increased unplanned outages, which resulted in increased purchase power and operation of less efficient plants to fulfill our contractual load obligations under a “provider of last resort” contract in the second quarter of 2004 and lower volumes in the third quarter of 2004, as the demand under a “provider of last resort” contract declined due to milder weather in the third quarter of 2004.
(2)	Increase primarily due to higher capacity revenues at our New York City facilities, which were partially offset by increased amortization of contractual rights and obligations.

Operation and Maintenance. Operation and maintenance expenses, including amounts allocated from affiliates, increased $19 million during the nine months ended September 30, 2004 compared to the same period in 2003. The increase is detailed as follows (in millions):

Unplanned power generation maintenance projects and outages	$9	(1)
Planned power generation maintenance projects and outages	9	(2)
Legal costs	3	(3)
Bad debt expense	(6	)(4)
Other, net	4

Net increase in expense	$19

(1)	Increase due to higher maintenance costs at Cheswick ($6 million) caused by fire in the second quarter of 2004, Avon Lake ($2 million) and Elrama ($2 million).
(2)	Increase primarily due to timing of maintenance projects at the MidWest coal ($7 million) and the New York ($3 million) plants.
(3)	Increase due to higher legal costs associated with the Liberty generating station. See note 12 to our interim financial statements.
(4)	Decrease primarily due to the recognition of $6 million of bad debt expense during the nine months ended September 30, 2003, related to the Liberty generating station tolling agreement. See note 12 to our interim financial statements.

General and Administrative—Affiliates. General and administrative expenses, which are allocated from Reliant Energy, did not change significantly during the nine months ended September 30, 2004 compared to the same period in 2003.

Taxes Other Than Income Taxes. Taxes other than income taxes increased $6 million during the nine months ended September 30, 2004 compared to the same period in 2003 primarily due to a tax refund of $5 million received in April 2003.

Goodwill Impairment. See note 5 to our interim financial statements.

Depreciation and Amortization. Depreciation and amortization expense increased $22 million during the nine months ended September 30, 2004 compared to the same period in 2003 primarily due to increased amortization of air emissions regulatory allowances and increased depreciation as a result of an increase in depreciable assets.

Interest Expense. Interest expense to third parties did not change significantly during the nine months ended September 30, 2004 compared to the same period in 2003. The detail is as follows (in millions):

Reduction in outstanding debt	$(4)
Reduction in overall interest rates	(3)
Financing fees expensed	3
Offset to interest expense for amortization of adjustments to fair value of acquired interest rate swaps	4 (1)
Other, net	(1)

Net change in expense	$(1)

(1) See note 7 to our interim financial statements.

Income Tax Expense. Our effective tax rate for the nine months ended September 30, 2004 is not meaningful primarily due to the Empire Zone tax credits and revisions of estimates for state taxes accrued in prior periods. Our effective tax rate for the nine months ended September 30, 2003 is not meaningful due to the goodwill impairment charge of $585 million, which is non-deductible for income tax purposes. Our reconciling items from the federal statutory rate of 35% to the effective tax rate totaled $8 million and $2 million, excluding the goodwill impairment charge, for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2003, these items primarily related to state income taxes, which were partially offset by Empire Zone tax credits.

Financial Condition

In this section, we provide updates related to sources of liquidity and capital resources, liquidity and capital requirements and historical cash flows. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” in Item 7 of our Form 10-K.

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

For the three months ended September 30, 2003, our earnings from continuing operations were insufficient to cover our fixed charges by $505 million. For the nine months ended September 30, 2004 and 2003, our earnings from continuing operations were insufficient to cover our fixed charges by $7 million and $509 million, respectively. See Exhibit 12.1 to this Form 10-Q.

Credit Capacity, Cash and Cash Equivalents. The following table summarizes our credit capacity, cash and cash equivalents and current restricted cash for our continuing operations at September 30, 2004 (in millions):

Total committed credit(1)	$1,113
Outstanding borrowings	1,034
Outstanding letters of credit	27

Unused borrowing capacity	52	(2)
Cash and cash equivalents	8
Current restricted cash(3)	266

Total	$326

(1)	As of September 30, 2004, we had consolidated current and long-term debt outstanding from continuing operations of $1.1 billion. As of September 30, 2004, $29 million of our committed credit facilities are to expire by September 30, 2005. For a discussion of our credit facilities and other debt, see note 7 to our interim financial statements.
(2)	See notes 7 and 12 to our interim financial statements; $5 million of the unused capacity relates to Liberty’s working capital facility, which is currently not available to Liberty.

(3)	Current restricted cash includes cash at certain subsidiaries, the transfer or distribution of which is effectively restricted by the terms of financing agreements but is otherwise available to the applicable subsidiary for use in satisfying certain of its obligations.

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

Contributions from Reliant Energy. Orion Power has outstanding $400 million aggregate principal amount of 12% senior notes due 2010. The senior notes are unsecured. The Orion New York covenant agreement and Orion MidWest credit agreement contain requirements that restrict Orion New York and Orion MidWest from making dividends, loans or advances to Orion Power Holdings for future interest payments on the senior notes. If at the time such payments are due, funds generated from Orion Power Holdings’ other subsidiaries or from other sources are insufficient, payment default under Orion Power Holdings’ senior notes may occur unless Reliant Energy elects to invest additional funds in Orion Power Holdings. In May 2003 and November 2003, Reliant Energy contributed $15 million and $20 million, respectively, to us, as a partial funding of the semi-annual interest payments of $24 million on the senior notes due at those dates. Orion Power Holdings used the cash from income tax refunds to fund the $24 million interest payments in May 2004 and November 2004. While Reliant Energy has no obligation, it intends to contribute any funding shortfall of the semi-annual interest payments due in May 2005 should Orion Power Holdings’ funds be insufficient. See note 2 to our interim financial statements.

Historical Cash Flows

The following table provides an overview of cash flows relating to our operating, investing and financing activities for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30,
	2004	2003
	(in millions)
Cash provided by (used in):
Operating activities	$8	$108
Investing activities	828	(43)
Financing activities	(861)	(64)

Cash Flows—Operating Activities

Net cash provided by operating activities decreased by $100 million during the nine months ended September 30, 2004 compared to the same period in 2003. The change is detailed as follows (in millions):

Changes in working capital and other assets and liabilities	$—	(1)
Changes in cash flows from operations, excluding working capital and other assets and liabilities	(95	)(2)
Changes in cash flows related to our discontinued operations	(5)

Net change	$(100)

(1)	No change in net cash outflows, which were $84 million for the nine months ended September 30, 2004 compared to $84 million for the same period in 2003. See further analysis below.
(2)	Decrease in net cash inflows to $96 million for the nine months ended September 30, 2004 from $191 million for the same period in 2003 due primarily to changes in our results of operations.

Nine Months Ended September 30, 2004. Changes in working capital and other assets and liabilities from continuing operations for the nine months ended September 30, 2004 is detailed as follows (in millions):

Increase in restricted cash	$(86	)(1)
Net purchases of emissions credits	(29)
Net change in accounts receivable and accounts payable	(28	)(2)
Increase in prepaid insurance and property taxes and other current assets	(15	)(3)
Increase in accrued interest	27	(4)
Taxes payable/receivable, net	32	(5)
Other, net	15

Cash used	$(84)

(1)	Increase primarily due to $61 million due to increased revenues at our New York facilities.
(2)	Net change primarily due to seasonality at our New York facilities, coupled with timing of cash payments.
(3)	Increase primarily due to property tax prepayments related to our New York facilities for normal operations.
(4)	Increase primarily due to the accrual of interest on the Orion Power Holdings senior notes at 12% and the Liberty credit agreement. See note 7 to our interim financial statements.
(5)	Increase primarily due to $27 million in accrued tax liabilities related to Orion MidWest and $3 million in net income tax refunds.

Nine Months Ended September 30, 2003. Changes in working capital and other assets and liabilities from continuing operations for the nine months ended September 30, 2003 is detailed as follows (in millions):

Net purchases of emissions credits	$(42)
Net change in accounts receivable and accounts payable	(22	)(1)
Increase in restricted cash	(10)
Taxes payable/receivable, net	12	(2)
Other, net	(22)

Cash used	$(84)

(1)	Increase primarily due to seasonality and the timing of cash payments.
(2)	Change primarily relates to $13 million in net income tax refunds.

Cash Flows—Investing Activities

Net cash provided by/used in investing activities changed by $871 million during the nine months ended September 30, 2004 compared to same period in 2003, primarily due to net proceeds of $ 874 million (or $867 million after transaction costs of $7 million) from the sale of our hydropower plants in September 2004. See note 13 to our interim financial statements. In addition, we incurred $33 million and $37 million during the nine months ended September 30, 2004 and 2003, respectively, in capital expenditures.

Cash Flows—Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2004 increased by $797 million compared to the same period in 2003. See below for discussion.

Nine Months Ended September 30, 2004. Net cash used in financing activities during the nine months ended September 30, 2004 of $861 million is primarily due to cash outflows of $806 million related to our discontinued operations. As a result of the sale, our Orion New York credit facility was repaid in its entirety (totaling $348 million) and $458 million of our Orion MidWest credit facility was repaid. See note 13 to our interim financial statements. In addition, there were $72 million of payments of long-term debt (primarily Orion MidWest term loans).

Nine Months Ended September 30, 2003. Net cash used in financing activities during the nine months ended September 30, 2003 of $64 million is primarily due to $59 million of payments of long-term debt relating to Orion MidWest and a decrease in short-term borrowings, partially offset by contributions from stockholder of $15 million.

New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates

New Accounting Pronouncements

As of October 2004, there are no new accounting pronouncements that would have a material impact on our results of operations, financial position or cash flows, which we have not already adopted and/or disclosed elsewhere in the notes to our interim financial statements.

Significant Accounting Policies

For discussion regarding our significant accounting policies, see note 2 to our consolidated financial statements in our Form 10-K and note 1 to our interim financial statements.

Critical Accounting Estimates

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Estimates–New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates—Critical Accounting Estimates” in Item 7 in our Form 10-K and note 2 to our consolidated financial statements in our Form 10-K.

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

Non-trading Market Risks

Commodity Price Risk. Commodity price risk is an inherent component of our business. Prior to the energy delivery period, we attempt to hedge, in part, the economics of our business. Derivative instruments are used to mitigate exposure to variability in future cash flows from probable, anticipated future transactions attributable to a commodity risk.

The following table sets forth the fair values of the outstanding contracts related to our net derivative assets and liabilities as of September 30, 2004:

	Fair Value of Contracts at September 30, 2004
Source of Fair Value	Twelve Months Ended September 30, 2005	Remainder of 2005	2006	2007	2008	2009 and thereafter	Total fair value
	(in millions)
Prices provided by other external sources (1)	$73	$13	$13	$(1)	$—	$—	$98
Prices based on models and other valuation methods (2)	(7)	—	(2)	—	—	—	(9)

Total	$66	$13	$11	$(1)	$—	$—	$89

(1)	Represents our forward positions in power, oil and coal commodities at points for which over-the-counter market (OTC) broker quotes are available, which on average, extend 24, 36 and 36 months into the future, respectively. Positions are valued against internally developed forward market price curves that are frequently validated and recalibrated against OTC broker quotes. This category includes some transactions whose prices are obtained from external sources and then modeled to hourly, daily or monthly prices, as appropriate. This category also includes our interest rate derivative instruments, which are valued based on information from market participants.
(2)	Represents the value of (a) our valuation adjustments for liquidity, credit and administrative costs, (b) options or structured transactions not quoted by an exchange or OTC broker, but for which the prices of the underlying position are available and (c) transactions for which an internally developed price curve was constructed as a result of the long-dated nature of the transaction or the illiquidity of the market point.

We assess the risk of our derivatives using a sensitivity analysis method. Derivative instruments, which we use as economic hedges, create exposure to commodity prices, which, in turn, offset the commodity exposure inherent in our business. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. The sensitivity analysis performed on our energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in the underlying energy prices. A decrease of 10% in the market prices of energy commodities from their September 30, 2004 levels would have decreased the fair value of our energy derivatives by $21 million. Of this amount, $19 million relates to a loss in fair value of our derivatives that are designated as cash flow hedges and $2 million relates to a loss in earnings of our economic hedges. A decrease of 10% in the market prices of energy commodities from their December 31, 2003 levels would have decreased the fair value of our energy derivatives by $14 million.

Interest Rate Risk. There was no significant change for our continuing operations in our interest rate risk based on sensitivity analyses during the three and nine months ended September 30, 2004 from December 31, 2003. See “Quantitative and Qualitative Disclosures about Non-trading Activities and Related Market Risks” in Item 7A of our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our president and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-Q. Based on such evaluation, such officers have concluded that, as of the end of such period, our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.

Changes in Internal Controls

In connection with the evaluation described above, we identified no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information in response to this Item, see (a) note 14 to the consolidated financial statements in Orion Power’s Form 10-K, (b) notes 11 and 12 to the interim financial statements in Orion Power’s First Quarter Form 10-Q, (c) notes 11 and 12 to the interim financial statements in Orion Power’s Second Quarter Form 10-Q and (d) notes 11 and 12 to the interim financial statements in this Form 10-Q.

ITEM 6. EXHIBITS

Exhibits.

See Index of Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORION POWER HOLDINGS, INC.
(Registrant)

November 4, 2004	By: /s/ Thomas C. Livengood
Thomas C. Livengood
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)

INDEX OF EXHIBITS

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Certificate of Merger of Reliant Energy Power Generation Merger Sub, Inc. into Orion Power Holdings, Inc., dated February 19, 2002, with Certificate of Incorporation of the Survivor Corporation attached	Orion Power Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002	1-10677	3.1.1

3.2	Amendment of Certificate of Incorporation of Reliant Energy Power Generation Merger Sub, Inc., dated February 19, 2002, renaming the corporation Orion Power Holdings, Inc.	Orion Power Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002	1-10677	3.1.2

3.3	Amended and Restated Bylaws	Orion Power Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002	1-10677	3.2.1

3.4	Amendment to Amended and Restated Bylaws	Orion Power Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002	1-10677	3.2.2

4.1	Indenture, dated as of April 27, 2000 between Orion Power Holdings, Inc. and Wilmington Trust Company	Orion Power Holdings, Inc.’s Registration Statement on Form S-1, dated August 18, 2000	333-44118	4.1

+12.1	Orion Power Holdings, Inc. and Subsidiaries Ratio of Earnings from Continuing Operations to Fixed Charges

+31.1	Certification of the President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1	Certification of the President of Orion Power Holdings, Inc. Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

+32.2	Certification of Executive Vice President and Chief Financial Officer of Orion Power Holdings, Inc. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

+99.1	Orion Power Holdings, Inc.’s note 14 to its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2003

+99.2	Orion Power Holdings, Inc.’s notes 11 and 12 to its consolidated unaudited interim financial statements in its Quarterly Report on Form 10-Q for the period ended March 31, 2004

+99.3	Orion Power Holdings, Inc.’s notes 11 and 12 to its consolidated unaudited interim financial statements in its Quarterly Report on Form 10-Q for the period ended June 30, 2004